Form 10-Q
period 1996-06-30
FIRST ALLIANCE CORP /KY/
filed 1996-08-14
CIK 910603

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q
                                (Mark One)

[X]Quarterly Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1996.
                                    or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From          to

                     Commission file number : 33-67312

                        FIRST ALLIANCE CORPORATION

          (exact name of registrant as specified in its charter)

          Kentucky                                61-1242009

(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
 or organization)                                number)

2285 Executive Drive, Suite 308
Lexington, Kentucky                                    40505

(Address of principal executive offices)                            (Zip Code)

                              (606)  299-7656

           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X ]    No [   ]


                   Applicable Only to Corporate Insurers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 5,579,840 shares as of August 7, 1996

FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in dollars)
                                                                  June 30,     December 31
                                                                    1996          1995
                                                                (Unaudited)
Assets

Investments:
  Available-for-sale fixed maturities, at fair value (amortize$   10,053,490  $ 2,496,695
   $10,360,198 and $2,482,680 in 1996 and 1995, respectively
  Short-term investments                                                  -     2,611,979
Total investments                                                 10,053,490    5,108,674

Cash and cash equivalents                                            901,367    6,087,294
Accrued investment income                                            178,807      235,707
Deferred policy acquisition costs                                    366,313       51,212
Office furniture and equipment, less accumulated depreciation
  of $23,244 and $17,957 in 1996 and 1995, respectively               53,144       51,074
Deferred tax asset                                                    55,589            -
Notes Receivable                                                      67,388            -
Goodwill                                                               9,992            -
Other assets                                                         122,022      114,298
Total assets                                                  $   11,808,112  $11,648,259



Liabilities, Minority Interest, and Shareholders' Equity

Policy liabilities and accruals                               $      691,936  $   185,225
Federal income taxes payable                                          24,887       40,662
Other liabilities                                                     46,973       80,840
Total liabilities                                                    763,796      306,727

Minority interest                                                    (17,436)           -

Shareholders' equity:
Preferred stock 6% non-cumulative convertible callable, $5.00 p            -    2,750,000
  and liquidation value; 550,000 shares authorized 550,000 shares outstanding at December 31, 1995
Common stock, no par value, 8,000,000 shares authorized; 5,579,840   557,984      338,000
  shares issued and outstanding at June 30, 1996 and 3,380,000 shares outstanding at December 31, 1995 at $.10 stated value
Additional paid in capital                                        11,975,657    9,411,216
Net unrealized investment gain/(loss)                               (251,118)       9,250
Retained earnings - deficit                                       (1,220,771)  (1,166,934)
Total shareholders' equity                                        11,061,752   11,341,532
Total liabilities and shareholders' equity                    $   11,808,112  $11,648,259


See notes to condensed consolidated financial statements.



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in dollars)

                                       Three months ended      Six months ended
                                       June 30,     June 30,      June 30,      June 30,
                                          1996        1995          1996          1995
                                       (Unaudited) (Unaudited)  (Unaudited)    (Unaudited)

Revenues
  Premium income                      $  191,924  $       -   $      420,462  $        -
  Net investment income                  154,138      92,236         305,742      159,039
  Other income                             2,261          -            5,829           -
   Total revenue                         348,323      92,236         732,033      159,039

Benefits and expenses
  Salaries, wages and employee benefits   80,696     127,817         208,828      253,815
  Increase in policy reserves             79,281          -          175,057           -
  Amortization of deferred policy acqui   76,689          -          108,018           -
  Other insurance benefits and expenses   46,306          -           82,646           -
  Professional and other fees             35,106          -           63,222           -
  Other taxes                             17,475          -           17,475           -
  Other expenses                          67,077      42,660          91,825       76,188

   Total benefits and expenses           402,630     170,477         747,071      330,003

Income/(loss) from operations            (54,307)    (78,241)        (15,038)    (170,964)

Federal income taxes                     (12,200)         -           38,800            -

Net loss                              $  (42,107) $  (78,241) $      (53,838) $  (170,964)

Net loss per common share             $   (.008)  $   (.025)  $       (.010)  $    (.055)

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in dollars)

                                                               Six months ended
                                                                  June 30,      June 30,
                                                                    1996          1995
                                                                (Unaudited)    (Unaudited)
Operating activities:

Net cash provided/(used) in operating activities             $       (16,770) $  (295,087)

Investing activities:
  Purchase of available-for-sale fixed maturities                 (9,001,346)           -
  Maturity of available-for-sale fixed maturities                  1,000,000            -
  Short-term investments sold/(acquired)                           2,611,979   (3,224,725)
  Purchase of furniture and equipment                                 (9,330)     (16,815)
Net cash used in investing activities                             (5,380,037)  (3,241,540)

Financing activities:
  Deposits on annuity contracts                                      263,965            -
  Proceeds from stock offering                                             -    4,550,925
  Cost of stock offering                                             (34,425)    (539,101)
Net cash provided by financing activities                            229,540    4,011,824

Decrease in cash and cash equivalents                             (5,185,927)     475,197

Cash and cash equivalents beginning of period                 $    6,087,294  $   762,189

Cash and cash equivalents at end of period                    $      901,367  $ 1,237,386

See notes to condensed consolidated financial statements.

Part I.
                        FIRST ALLIANCE CORPORATION
                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

(A)  Basis of Presentation

The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the six month period ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1995. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(B)  Subsidiary Operations

The Company's wholly owned life insurance subsidiary, First Alliance Insurance Company ("FAIC"), was formed on December 29, 1994. Operations did not commence until November of 1995. Additionally, the Company's wholly owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), did not commence operations until April of 1996. Accordingly, the condensed consolidated financial information for the six month period ending June 30, 1995, reflects only results of the Company during its initial public offering.

(C)  Investments

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at June 30, 1996:


                                           Gross
                               Amortized     Unrealized        Fair
                                 Cost       Loss       Value

U.S. Government Obligations      $ 7,574,367    ($ 248,666)     $ 7,325,701
Taxable Municipals                 1,002,523    (    16,834)        985,689
Corporate Obligations              1,783,308    (    41,208)      1,742,100
                                 $10,360,198    ($ 306,708)     $10,053,490

                     NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS (continued)



(D)  Deferred Policy Acquisition Costs

Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits. These acquisition cost are being amortized over the premium paying period of the related policies. Deferred policy acquisition costs are summarized below:

                                        March 31, 1996

          Balance beginning of year             $  51,212
          Policy acquisition costs, deferred      423,119
          Amortization                           (108,018)
          Balance at end of quarter              $366,313


(E)  Earnings Per Common Share

Earnings per share for the six months ending June 30, 1996 and 1995 are based on the weighted average number of shares outstanding during the respective periods. During the Company's public stock offering, shares sold were assumed outstanding for 1/2 a month in the month they were sold. Shares issued prior to January 1, 1995 are assumed to be outstanding for the entire year. During January, February and March of 1995, the Company sold 33,184, 23,594, and 23,328 Units respectively. During April, May and June the Company sold 31,943, 24,372, and 35,696 Units respectively. At October 31, 1995, the public stock offering had been completed and all Units sold are considered outstanding. On April
28, 1996, substantially all of the 550,000 preferred shares were converted to common stock (see Note F). Accordingly, the weighted average common shares outstanding are 5,579,840 and 3,101,140 at June 30, 1996 and 1995, respectively.

(F)  Conversion of Preferred Stock

Pursuant to the terms of the Subscription Agreements, a subscriber could elect, at the time of the sale, to convert their preferred stock shares to shares of common stock. The subscriber was allowed to revoke this conversion during a six month period starting on the date the offering was completed. The offering was completed on October 28, 1995 and conversions were allowed until April 28, 1996. Each share of preferred stock could be converted into four shares of common stock. On April 28, 1996, substantially all of the preferred shareholders converted their preferred shares to common shares. Accordingly, the total number of common shares outstanding increased to 5,579,840 on April 28, 1996.

(G)  Federal Income Taxes

Federal income tax expense is calculated based on the income of FAIC. During interim periods, federal income tax expense is estimated based on annualized earnings. Federal income tax expense at June 30, 1996 was estimated at $38,800 of which $24,400 is currently payable.


(H)  Capitalization of FKCC and Acquisition of Medical Acceptance Corporation

On April 12, 1996, the Company capitalized FKCC by purchasing fifty shares of FKCC's Common Stock for $50,000. Additional capitalization will be provided as determined by the Company's Management.

On April 12, 1996, FKCC purchased 51% of Medical Acceptance Corporation, ("MAC") of Lexington, Kentucky. Accordingly, the acquisition will be accounted for as a purchase. The purchase price for MAC's common stock was $50,000. Goodwill, which totaled $10,500, is amortized over a period of sixty months.

MAC purchases receivables from medical providers at a discount. The receivables are in the form of contracts in which the patient makes monthly payments of principal and interest directly to MAC. MAC retains all of the principal and interest paid. The contracts are for terms of six to thiry-six months and have an annual percentage rate of nineteen percent. In the event of default, MAC has total recourse against the medical provider for the amount of the patient's unpaid principal balance. FKCC will provide MAC a $200,000 line of credit for the purchase of receivables.


The Condensed Consolidated Statement of Operations reflects operating results of MAC from the date of acquisition. The following pro forma Information presents consolidated operating results as if MAC was purchased at the beginning of the periods presented:

                                  Six months ended
                                    June 30,
                                1996        1995

     Total Revenues       $   734,503  $  160,304

     Total Expenses           777,521     336,686

     Operating Loss           (43,018)   (176,382)

     Net Loss                 (81,818)   (176,382)

     Net Loss per Share         (.015)      (.057)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased by $159,853 from December 31, 1995 to June 30, 1996. During 1996, deferred policy acquisition costs increased $315,101 net of amortization. Fixed maturity investments were adjusted to fair market value in accordance with Statement of Financial Accounting Standards No. 115. These adjustments have no earnings effect. The valuation allowance reducing fixed maturity investments totaled $306,708 at June 30, 1996.

Liabilities increased by $457,069 during the period from December 31, 1995 to June 30, 1996. The increase in liabilities is primarily related to the insurance operations of FAIC. At June 30, 1996, life insurance related liabilities totaled $691,936 which includes $200,329 of reserves and $246,827 of annuity contract liabilities.

The minority interest represents the 49% ownership by other shareholders of MAC which was acquired in April of 1996 by FKCC.

Liquidity

Other than normal operating expenditures, the Company does not anticipate any significant capital expenditures. The Company may make investments in two other companies, however the total of both investments will not exceed $150,000.
These investments will be made sometime in the third quarter and the Company will own less than 10% of both companies. Management believes that the funds provided from operations and the working capital available from the public stock offering will adequately meet the Company's cash flow needs.

Results of Operations

A comparison of the results of operations during the first six months of 1996 and 1995 is not meaningful since the Company was in the development stage until October 28, 1995. During 1995, interest income was the only source of revenue. During 1996, FAIC provided additional revenue from the sale of life insurance. For the six months ended June 30, 1996, revenues totaled $732,033 of which $420,462 was related to FAIC's insurance sales. Revenues increased by $348,323 over first quarter of 1996 results which includes $191,924 of FAIC's premium income.

Associated with the sale of insurance policies, is the establishment of a reserve in the event of policyholder deaths. The increases in policy reserves are recognized as an expense. For the six months ending June 30, 1996, policy reserve expense totaled $ 175,057. Certain expenses related to the acquisition of life insurance, such as commissions and policy administration, are capitalized and amortized over the premium paying period of the policies. During 1996, $423,119 of these expenses were recorded as assets. Amortization of deferred policy acquisition costs totaled $108,018 during 1996 of which $76,689 was in the second quarter. Costs related to FAIC's sales agency increased by $29,884 over the first quarter to $64,878 during 1996. These costs include health insurance, agency meetings and other costs directly related to the sales agency. Costs related to the administration and issuance of life insurance policies totaled $82,646 for the six month period ended June 30, 1996, and are classified as other insurance benefits and expenses.
The insurance administration expenses increased by $46,306 over the first quarter of 1996. There were no insurance related expenses for the same periods in 1995. Professional and other fees totaled $63,222 as the result of additional audit expenses of $19,250 that were not accrued at December 31, 1995 and fees of $16,362 payable to the Company's Advisory Board Members.

Also included in operating results is the Company's share of the losses of MAC since the date of acquisition. The Company's portion of MAC's revenue and expenses reflected in the condensed consolidated statement of income are $348 and $8,504, respectively.

Part II.

Item 1.   Legal Proceedings

          Not Applicable

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Defaults upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6
Exhibits and Reports on Form 8-K

     Exhibits - None

     Form 8-K

     The Company did not file any reports on Form 8-K during the six months ended June 30, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   First Alliance Corporation
                         (registrant)




/s/ Michael N. Fink                          Date      August 8, 1996
Michael N. Fink, President



/s/ Chris J. Haas                            Date       August 8, 1996
Chris J. Haas, Secretary/Treasurer