Form 10-Q
period 1996-09-30
FIRST ALLIANCE CORP /KY/
filed 1996-11-14
CIK 910603

United States
	       Securities and Exchange Commission
		     Washington, D.C. 20549

			   FORM 10-Q
			   (Mark One)

[]     Quarterly Report Pursuant to Section 14 or 15(d) of
	the Securities Exchange Act of 1934 For the Period
	Ended September 30, 1996.
			       or
[]    Transition Report Pursuant to Section 13 or 15(d) of
	the Securities Exchange Act of 1934
	  For the Transition Period From     to

	       Commission file number : 33-67312

		   FIRST ALLIANCE CORPORATION

     (exact name of registrant as specified in its charter)

	  Kentucky                                61-1242009

(State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification Number)

2285 Executive Drive, Suite 308
Lexington, Kentucky                             40505

(Address of principal executive offices)      (Zip Code)

			(606)  299-7656

      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No []


	     Applicable Only to Corporate Insurers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 5,579,840 shares as of
November 11, 1996

FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in dollars)
						       September 30,December 31
							  1996         1995
						       (Unaudited)
Assets

Investments:
  Available-for-sale fixed maturities, at fair value   10,078,527    2,496,695
   (Amortized cost $10,354,219 and $2,482,680
   in 1996 and 1995, respectively)
  Common stocks                                           125,000           -
  Short-term investments                                       -     2,611,979
Total investments                                      10,203,527    5,108,674

Cash and cash equivalents                                 720,503    6,087,294
Accrued investment income                                 125,259      235,707
Deferred policy acquisition costs                         542,256       51,212
Office furniture and equipment, less accumulated
  depreciation of $32,644 and $17,957
  in 1996 and 1995, respectively                           49,252       51,074
Deferred tax asset                                         52,077            -
Notes receivable                                          186,215            -
Goodwill                                                   18,561            -
Other assets                                              163,796      114,298
Total assets                                           12,061,446   11,648,259



Liabilities, Minority Interest, and Shareholders' Equity

Policy liabilities and accruals                           881,371      185,225
Federal income taxes payable                                9,137       32,247
Deferred tax liability                                     30,350        8,415
Other liabilities                                         122,691       80,840
Total liabilities                                       1,043,549      306,727


Shareholders' equity:
Preferred stock 6% non-cumulative convertible
  callable, $5.00 par and liquidation value; 550,000
  shares authorized 550,000 shares
  outstanding at December 31, 1995                              -    2,750,000
Common stock, no par value, 8,000,000 shares
  authorized; 5,579,840 shares issued and outstanding
  at September 30, 1996 and 3,380,000 shares
  outstanding at December 31, 1995 at $.10 stated value   557,984      338,000
Additional paid in capital                             11,979,226    9,411,216
Net unrealized investment gain/(loss)                    (223,615)       9,250
Retained earnings - deficit                            (1,295,698)  (1,166,934)
Total shareholders' equity                             11,017,897   11,341,532
Total liabilities and shareholders' equity             12,061,446   11,648,259


See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in dollars)

			     Three months ended        Nine months ended
			     September 30,September 30,September 30,September 3
				1996         1995         1996         1995
			     (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Revenues
  Premium income                203,470           -       623,932           -
  Net investment income         153,935      125,287      459,677      284,326
  Other income                    5,768           -        11,597           -
   Total revenue                363,173      125,287    1,095,206      284,326

Benefits and expenses
  Salaries, wages and
   employee benefits            344,926      339,329      344,926      339,329
  Increase in policy reserves    90,761           -       265,818           -
  Amortization of deferred
   policy acquisition costs     139,755           -       139,755           -
  Other insurance benefits
   and expenses                 133,506           -       133,506
  Professional and other fees    28,258           -        91,480           -
  Other taxes                    43,204           -        60,679           -
  Other expenses                 42,581       61,696      134,406      137,884

  Total benefits and expenses   822,991      401,025    1,170,570      477,213

Loss from operations           (459,818)    (275,738)     (75,364)    (192,887)

Federal income taxes             14,600           -        53,400            -

Net loss                    $  (474,418) $  (275,738) $  (128,764) $  (192,887)

Net loss per common share   $    (.013)  $    (.006)  $    (.023)  $    (.061)

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in dollars)

						       Nine months ended
						       September 30,September 3
							  1996         1995
						       (Unaudited)  (Unaudited)
Operating activities:

Net cash provided/(used) in operating activities         (318,960)    (408,851)

Investing activities:
  Purchase of available-for-sale fixed maturities      (9,001,346)           -
  Maturity of available-for-sale fixed maturities       1,000,000            -
  Short-term investments sold/(acquired)                2,611,979   (1,190,158)
  Purchase of furniture and equipment                      (8,987)     (30,948)
Net cash used in investing activities                  (5,398,354)  (1,221,106)

Financing activities:
  Deposits on annuity contracts                           388,517            -
  Proceeds from stock offering                                  -    7,767,800
  Cost of stock offering                                  (37,994)    (908,268)
Net cash provided by financing activities                 350,523    6,859,532

Increase/(decrease) in cash and cash equivalents       (5,366,791)   5,229,575

Cash and cash equivalents beginning of period           6,087,294      762,189

Cash and cash equivalents at end of period                720,503    5,991,764

See notes to condensed consolidated financial statements.

Part I.
		   FIRST ALLIANCE CORPORATION
		NOTES TO CONDENSED CONSOLIDATED
		      FINANCIAL STATEMENTS

(A)     Basis of Presentation

The accompanying condensed consolidated financial statements of First Alliance Corporation and its subsidiaries ( the "Company") for the nine month periods ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

(B)     Subsidiary Operations

The Company's wholly owned insurance subsidiary, First Alliance Insurance Company ("FAIC"), was formed on December 29, 1994. Operations did not commence until November of 1995. Additionally, the Company's wholly owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), did not commence operations until April of 1996. Accordingly, the condensed consolidated financial information for the nine month period ending
September 30, 1995, reflects only results of the Company during its initial public offering.

(C)     Investments

Fixed maturity investments are classified as available-for-sale and are recorded at fair value. Adjustments to fair value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. Common stock investments consist of organizational investments in two start-up companies, Mid-American Alliance Corporation of Jefferson City, Missouri and First American Capital Corporation of Topeka, Kansas. Ownership interest in each company will represent less than ten percent. These investments are restricted under Rule 144 of the Securities and Exchange Act and may not be tradable until 2001. Since these investments are restricted, a fair value cannot be readily determined. Accordingly, Financial Accounting Standards No. 115 requires these investments be carried at cost.

The following table details the available-for-sale fixed maturity investment values at September 30, 1996:
					       Gross
			       Amortized     Unrealized       Fair
				Cost           Loss           Value
U.S. Government Obligations  $ 7,571,041    ($ 226,971)   $  7,344,070
Taxable Municipals             1,001,665    (   11,581)        990,084
Corporate Obligations          1,781,513    (   37,140)      1,744,373

			     $10,354,219    ($ 275,692)    $10,078,527


(D)     Deferred Policy Acquisition Costs

Certain costs related to the acquisition of life insurance and annuities have been deferred to the extent recoverable from future policy revenues and gross profits. These acquisition cost are being amortized over the premium paying period of the related policies. Deferred policy acquisition costs are summarized below:


      Balance beginning of year                  $  51,212
      Policy acquisition costs, deferred           630,799
      Amortization                                (139,755)
      Balance at September 30, 1996               $542,256


(E)     Earnings Per Common Share

Earnings per share for the nine months ending September 30, 1996 and 1995 are based on the weighted average number of shares outstanding during the respective periods. During the Company's public stock offering, shares sold were assumed outstanding for a month in the month they were sold. Shares issued prior to January 1, 1995 are assumed to be outstanding for the entire year. During January, February and March of 1995, the Company sold 33,184, 23,594, and 23,328 Units respectively. During April, May and June the Company sold 31,943, 24,372, and 35,696 Units respectively. During July, August and September, the Company sold 39,168, 42,769 and 46,538 Units, respectively. On October 28, 1995, the public stock offering was completed and all Units sold are considered outstanding. On April 28, 1996, substantially all of the 550,000 preferred shares were converted to common stock (see Note F). Accordingly, the weighted average common shares outstanding are 5,579,840 and 3,159,375 at September 30, 1996 and 1995, respectively.

(F)     Conversion of Preferred Stock

Pursuant to the terms of the Subscription Agreements, a subscriber could elect, at the time of the sale, to convert their shares of preferred stock to shares of common stock upon issuance of stock certificates. The subscriber was allowed to revoke this conversion during a six month period starting on the date the offering was completed. The offering was completed on October 28, 1995 and conversions were allowed until April 28, 1996. Each share of preferred stock could be converted into four shares of common stock. On April 28, 1996, substantially all of the preferred shareholders converted their preferred shares to common shares. Accordingly, the total number of common shares outstanding increased to 5,579,840 on April 28, 1996.

(G)     Federal Income Taxes

Federal income tax expense is calculated based on the income of FAIC. During interim periods, federal income tax expense is estimated based on effective tax rates. Federal income tax expense at September 30, 1996 was estimated at $53,400 of which $27,600 is current expense.


(H)     Medical Acceptance Corporation

On April 12, 1996, FKCC purchased common stock in treasury of Medical Acceptance Corporation ("MAC") of Lexington, Kentucky for $50,000 which resulted in a 51% ownership interest. The purchase, which was accounted for as a purchase, resulted in goodwill of $20,622 which is being amortized over five years.
MAC purchases receivables from medical providers at a discount. The receivables are in the form of contracts in which the patient makes monthly payments of principal and interest directly to MAC. MAC retains all of the principal and interest paid.
The contracts are for terms of six to thirty-six months and have an annual percentage rate of nineteen percent. In the event of default, MAC has total recourse against the medical provider for the amount of the patient's unpaid principal balance. FKCC provides MAC a $200,000 line of credit for the purchase of receivables. At September 30, 1996, MAC had used $16,000 of the line of credit.

MAC has had operating losses since inception and these losses are expected to continue through December 31, 1996. As such, the Company has included 100% of MAC's year-to-date operating losses of $34,842 in the condensed consolidated financial statements.

(I)     Subsequent Event

On October 18, 1996, FKCC purchased 49% of LGP, Inc. of Kentucky for $49,000. LPG, Inc. is developing a dating service and interactive-video matchmaking service by combining a television dating show and an on-line profile library on the Internet.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	      CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets increased by $413,187 from December 31, 1995 to September 30, 1996. This increase is primarily related to insurance operations of FAIC. During 1996, deferred policy acquisition costs increased $491,044 net of amortization. A deferred tax asset of $52,077 was established as the result of unrealized losses on available-for-sale fixed maturity investments of FAIC. These increases were partially offset by a decrease in accrued investment income of $110,448. Fixed maturity investments were adjusted to fair value in accordance with Statement of Financial Accounting Standards No. 115. These adjustments, which totaled $275,692 at September 30, 1996, have no earnings effect. Investments in common stocks totaled $125,000.

Liabilities increased by $736,822 during the period from December 31, 1995 to September 30, 1996. The increase in liabilities is primarily related to the insurance operations of FAIC. At September 30, 1996, insurance related liabilities totaled $881,371 which includes $291,090 of life policy reserves and $352,691 of annuity contract liabilities.

Liquidity

Other than normal operating expenditures, the Company does not anticipate any significant capital expenditures. Management believes that the funds provided from operations and the working capital available from the public stock offering will adequately meet the Company's cash flow needs.

Results of Operations

A comparison of the results of operations during the first nine months of 1996 and 1995 is not meaningful since the Company was in the development stage until October 28, 1995. During
1995, interest income was the only source of revenue. During 1996, FAIC provided additional revenue from the sale of life insurance. For the nine months ended September 30, 1996, revenues totaled $1,095,206 of which $623,932 was related to FAIC's insurance sales. During the third quarter of 1996, revenues increased $363,173 which includes $203,470 of FAIC's premium income.

Associated with the sale of insurance policies is the establishment of a reserve in the event of policyholder deaths. The increases in policy reserves are recognized as an expense.
For the nine months ending September 30, 1996, policy reserve expense totaled $ 265,818. Certain expenses related to the acquisition of life insurance, such as commissions and policy administration, are capitalized and amortized over the premium paying period of the policies. During 1996, $630,799 of these expenses were recorded as assets. Amortization of deferred policy acquisition costs totaled $139,755 during 1996 of which $31,737 was in the third quarter. Costs related to the administration of insurance policies and direct agency expenses totaled $133,506 for the nine months ended September 30, 1996 and are classified as other insurance benefits and expenses.
This represents and increase of $50,860 during the third quarter. Included in these expenses are agent's health insurance, agency meetings and recruiting and training. Also included are costs related to the agency incentives. There were no insurance related expenses for the same periods in 1995. Professional and other fees totaled $91,480 as the result of additional audit expenses of $19,250 that were not accrued at December 31, 1995 and fees of $24,309 payable to the Company's Advisory Board Members. Other taxes includes intangibles tax on capital of $60,662 payable to the state of Kentucky.

Operating results of MAC from the date of acquisition
(April 12, 1996) have been included in the condensed consolidated statement of operations. MAC's revenues and expenses from April
12, 1996 through September 30, 1996 totaled $3,730 and $38,572, respectively (see Note H).

Part II.

Item 1. Legal Proceedings

	Not Applicable

Item 2. Changes in Securities

	Not Applicable

Item 3. Defaults upon Senior Securities

	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

	Not Applicable

Item 5. Other Information

	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

	Exhibits - None

	Form 8-K

   The Company did not file any reports on Form 8-K during the nine months ended September 30, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		  First Alliance Corporation
		       (registrant)




/s/ Michael N. Fink                        Date      November 14, 1996
Michael N. Fink, President



/s/ Chris J. Haas                          Date       November 14, 1996
Chris J. Haas, Secretary/Treasurer