Form 10-K
period 1996-12-31
FIRST ALLIANCE CORP /KY/
filed 1997-03-27
CIK 910603

         United States Securities and Exchange Commission
                     Washington, D.C.  20549

                            FORM 10-K

                            (Mark One)

[X] Annual Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1996.
                                or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the 	Securities
     Exchange Act of 1934 for the Transition Period From          to         .

                Commission file number : 33-67312

                    FIRST ALLIANCE CORPORATION
      (exact name of registrant as specified in its charter)

          Kentucky                                61-1242009
    (State or other jurisdiction of   (I.R.S. Employer Identification
       incorporation or organization)                   number)

     2285 Executive Drive, Suite 308
     Lexington, KY   40505                            606-299-7656
  (Address of principal executive offices)         (Telephone number)

   Securities registered pursuant to Section 12(b) of the Act:
                         Title and Class
                               NONE

   Securities registered pursuant to section 12(g) of the Act:
                         Title and Class
                               NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form [ ]

               Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 5,579,840 shares as of March 1, 1997

               Documents Incorporated by Reference

PART IV Certain Exhibits to the Company's prior filing of Form 10-K for 1995 and the Registration Statement on Form S-1, Amendment Number 4, File Number 33-67312, which was declared effective on March 4, 1994.

					PART I

Item 1.   Business

First Alliance Corporation (the "Company") was organized on February 16, 1993 for the purpose of forming, owning and managing life insurance companies. The Company registered with the Securities and Exchange Commission and the Kentucky
 Department of Financial Institutions a $12,500,000 public stock offering.

In June of 1993, the Company sold 2,230,000 shares of its common stock to its organizing shareholders at $.10 per share for total proceeds of $223,000. Also, in July 1993, the Company sold an additional 600,000 shares of its common stock at $.50 per share in a separate private placement. The initial capital of $523,000 was primarily used to fund the Company's efforts to register the public offering. On March 4, 1994, the registration statement for First Alliance Corporation was declared effective.

The offering was sold in Units consisting of one share of 6% non-cumulative convertible, redeemable, $5.00 par value preferred stock and one share of no par value common stock for a total Unit cost of $25.00. All shares of the Company's common stock have equal voting rights, with one vote per share, on all matters submitted to the shareholders for their consideration. The shares of common stock do not have cumulative voting rights except in the election of directors. Subject to the prior rights of the holders of the preferred stock, holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of Company funds legally available therefor. Each share of preferred stock could be converted, at the holder's option, into four (4) shares of common stock until six (6) months after the completion of the offering. The Company could, at its option, call all or, from time to time, any portion of the shares of preferred stock by paying the holder $25.00 per share, plus any declared but unpaid dividends.

On October 28, 1995, the Company completed the public stock offering. The company raised total capital of $13,750,000 which includes a 10% oversale of
$1,250,000 contemplated in the public filing.   The net proceeds of the offering
were used to capitalize a life insurance subsidiary; form a venture capital company and provide capital for the acquisition of additional life insurance or insurance related companies. Six million dollars of the proceeds of the stock sale were used to capitalize the life insurance subsidiary. Three million dollars of the proceeds will be used to capitalize the venture capital company based on a schedule as determined by the Company's Board of Directors. During 1996, $224,000 of the proceeds were used in the initial capitalization of the Company's wholly-owned venture capital subsidiary, First Kentucky Capital
Corporation ("FKCC").   The remainder of the proceeds will provide resources for
one or more of the following: provide additional capital for the life insurance subsidiary; provide capital for the possible acquisition of life insurance or insurance related company(s) or provide additional working capital. At April 28, 1996, six months after completion of the offering, substantially all of the preferred shares were converted to common shares.

First Alliance Corporation

The primary revenue source for the Company is provided by its wholly owned life insurance subsidiary, First Alliance Insurance Company ("FAIC"). FAIC has contracted with the Company to provide administrative and data processing services for the insurance operations. Investment income provides additional income to the Company.

First Alliance Insurance Company

On May 17, 1995, FAIC received a Certificate of Authority from the Kentucky Department of Insurance ("KDI"). On November 1, 1995 insurance operations commenced. FAIC has $6,000,000 of capital and surplus and is wholly owned by the Company. FAIC has contracted with the Company to provide administrative and data processing services. As discussed in the following paragraph, the only expenses to be directly incurred by FAIC are direct agency expenses including commissions.

Administration

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. FAIC has no employees. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to carry on FAIC's business. The agreement is in effect until either party provides ninety days written notice of dermination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums recorded by FAIC. The percentages are twenty-five percent of first year premiums; twenty percent of second year premiums; ten percent of third year premiums; and five percent of premiums in years four and thereafter. FAIC will retain direct agency expenses such as agent training and licensing, agency meeting expenses, and other directly related expenditures. Pursuant to the terms of the agreement, FAIC had incurred expenses totaling $359,662 and $26,111 during 1996 and 1995, respectively.

On behalf of FAIC, the Company has retained the services of Bruce and Bruce Company, consulting actuaries of Lake Bluff, Illinois. Bruce and Bruce assisted in developing the product that the Company is marketing.

Products of FAIC

The initial insurance product being marketed is a twenty pay ordinary life policy with an annuity rider. For issue ages 0 to 50, there is also an annual income protection benefit rider (decreasing term rider). The income protection rider is not available for issue ages greater than age 50.
Issue ages from 0 to 65 will use standard underwriting procedures and ages 66 through 80 will use simplified underwriting.

The product is being sold in premium units with the ability to purchase either fractional or multiple units. If a greater accumulated annuity value is desired, the policyholder may continue to make the premium payments, after the completion of the twenty pay period, with the entire payment funding the annuity.

Other products will be introduced during 1997. These products include a single premium deferred annuity and a ten year renewable term product. Marketing of these products will be used to meet niche market needs.

Product Marketing and Sales

FAIC's insurance operations commenced on November 1, 1995 following the completion of the Company's public stock offering. FAIC is using the same face-to-face marketing techniques for its life insurance products as the Company did for its public stock offering. The marketing plan is designed in its entirety around the Company's stockholder base. The Company's shareholder base provides an excellent referral system for FAIC product sales.

Once FAIC develops a substantial policyholder base in Kentucky, marketing efforts will expand into additional states. This expansion will depend largely on many factors, one of which is being admitted to do business in these additional states. Due to the uncertainties involved, management cannot reasonably estimate the time frame of such expansion.

The following table provides certain information about FAIC's life insurance operations for the years ended December 31, 1996 and 1995.  FAIC commenced selling life insurance on November 1, 1995 and therefore the results provided for 1995 are for two months ended December 31, 1995:
                                        Number of       Amount of
                                        Policies        Insurance
                                                      (in thousands)

Issued during 1995                         64             $  5,422

Issued during 1996                        907               81,940

Death claims paid during 1996               1                   14

Lapses and surrenders                      22                  930
  incurred during 1996                   ----              -------

In-force December 31, 1996                948             $ 86,418
                                         ====              =======

Reinsurance

Consistent with the general practice of the life insurance industry, FAIC reinsures a portion of the coverage provided by the life insurance products it offers. The maximum amount of risk that FAIC retains is $50,000 on any one insured. The remaining coverage is reinsured with Business Men's Assurance Company of Kansas City, Missouri. At December 31, 1996, FAIC has reinsured $38,597,541 of life insurance coverage including $14,220,000 in a ccidental death benefits.

Investments

The Company has entered into an agreement with Alpha Advisors, Inc. of Chicago, Illinois, a registered investment advisor, to assist FAIC in managing its investment portfolio. Alpha Advisors is an investment firm that caters to the unique needs of life insurance companies. Alpha Advisors also provides investment services for the Company. Fees are based on a percentage of invested assets.

Investment activities are an integral part of the operations of FAIC. The Kentucky Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in any one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Kentucky Insurance Code are not expected to have a material effect on the investment return of FAIC. The Company is not subject to the same investment restrictions as FAIC. Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among government and corporate bonds.

Competition

The life insurance industry is extremely competitive. There are a large number of insurance companies which are substantially larger, have greater financial resources, offer more diversified product lines and have larger selling organizations than FAIC. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. FAIC must also compete with other insurers to attract and retain qualified agents to market FAIC's products.

Governmental Regulation

FAIC is subject to regulation and supervision by the KDI. The insurance laws of Kentucky give the KDI broad regulatory authority , including powers to :
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations;
(iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports;
(ix)determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

Kentucky has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, the Company and FAIC have registered as a holding company system pursuant to the laws of the state of Kentucky.

First Kentucky Capital Corporation

During 1996, the Company funded its wholly owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), with the purchase of 224 shares of FKCC common stock for $224,000. FKCC provides capital for Kentucky based business for both start-up companies and for expansion of existing business. Investments may take the form of loans, guarantees, commitments, equity, or joint venture agreements, or any combination thereof. During 1996, FKCC purchased the common stock of three Kentucky based businesses, Medical Acceptance Corporation ("MAC") of Lexington, Kentucky; LGP, Inc. of Louisville, Kentucky; and Cybertyme, Inc. of Glasgow, Kentucky.

Medical Acceptance Corporation

On April 12, 1996, FKCC purchased, from MAC, common stock of the company representing a 51% interest for $50,000. MAC purchases receivables from medical providers at a discount. The receivables are in the form of contracts in which the patient makes monthly payments of principal and interest directly to MAC. MAC retains all of the principal and interest paid. The contracts are for terms of six to thirty-six months and have an annual percentage rate of nineteen percent. In the event of default, MAC has total recourse against the medical provider for the amount of the patient's unpaid principal balance. FKCC also provides MAC with a $250,000 line of credit of which MAC has drawn $35,000 through December 31, 1996.

LGP, Inc.

On October 18, 1996, FKCC purchased from LGP, Inc., common stock of the company representing a 49% interest for $49,000. LGP is a dating service using interactive-video matchmaking and combining a television dating show and an on-line profile library on the Internet. LGP commenced production of videos during December and the shows aired in January of 1997. FKCC will also provide LGP with a line of credit of $31,000.

Cybertyme

On November 12, 1996, FKCC purchased, from Cybertyme, Inc., 200 common shares of the company for $80,000, which represents a 40% ownership interest. Cybertyme provides individuals who do not have access to a personal computer the ability to access the Internet for a hourly fee. In addition, Cybertyme will provide educational classes regarding Internet use and other personal computer applications.

Financial Information Relating to Industry Segments


Financial information related to specific segments of the Company's business are presented below. All sales of life insurance by FAIC are to unaffiliated customers. Years ended December 31,

                                                1996          1995         1994
                                             ---------      -------      -------
Premiums earned, net of reinsurance:
  Life and annuity insurance operations    $  901,584   $    63,524    $        0

Revenues:
  Life and annuity insurance operations     1,287,769       374,614             0
  Venture capital operations                  (21,790)            0             0
  Corporate operations                        228,153       129,325        37,839
                                            ----------     ---------    ----------
    Total                                  $1,494,132   $   503,939    $   37,839
                                            ==========     =========    ==========

Income (loss) before income taxes:
  Life and annuity insurance operations    $  446,563   $   235,425    $        0
  Venture capital operations                 (115,728)            0             0
  Corporate operations                       (519,041)     (642,582)     (466,775)
                                            ----------     ---------    ----------
    Total                                  $ (188,206)  $  (407,157)   $ (466,775)
                                            ==========     =========    ==========
Assets:
  Life and annuity insurance operations    $7,736,441   $ 6,491,729    $        0
  Venture capital operations                  109,455             0             0
  Corporate operations                      4,685,176     5,156,533     3,490,205
                                           -----------   ----------     ---------
    Total                                 $12,531,072   $11,648,259    $3,490,205
                                           ===========   ==========     =========


Employees

As of December 31, 1996, the Company had nine full time employees.

Item 2.  Properties

The Company currently leases approximately 5,400 square feet of office space in Lexington, Kentucky. On August 31, 1995, the Company entered into a sublease agreement with Bizwill, Inc. for additional space on the same floor as the Company's current lease. The sublease agreement is for a period from October 1, 1995 to March 31, 1998. The current lease, which expired in May of 1996, was extended until March 31, 1998. Combined annual rental payments totaled $72,868 and $41,490 for 1996 and 1995, respectively.

Item 3. Legal Proceedings

The Company has received notice of a claim and potential litigation related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The claim alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1996, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

The Company, nor any of its subsidiaries, are presently engaged in any other material pending litigation which might have an adverse effect on its net assets.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

(a.) Market Information

The Company's common stock is traded through the investment services of J.C. Bradford and Company of Louisville, Kentucky. The Company's common stock began trading on July 28, 1996 pursuant to the terms and conditions of the Company's public stock offering. The following summarizes quarterly high and low bid transactions subsequent to the commencement of trading:

Quarter Ended             High Bid      Low Bid

September 30, 1996            6           5

December 31, 1996             6           5

(b.) Holders

As of March 1, 1997, there are approximately 5,500 shareholders of the Company's outstanding common stock.

(c.) Dividends

The Company has not paid any cash dividends since inception (February 16, 1993). Additionally, dividends are not anticipated in the foreseeable future.

Item 6    Selected Financial Data

The following table provides selected consolidated operating results for the Company for the years ended December 31, 1996, 1995 and 1994 and selected balance sheet information at December 31, 1996, 1995 and 1994.



Operating Data:                                      1996             1995            1994
                                                  ---------         --------        --------
Premium income                                   $  901,584         $   63,524      $        -
Net investment income                               585,244            440,415          37,389
Benefits and expenses                             1,682,338            911,096         504,164
Federal income taxes                                111,653             35,897               -
Net loss                                           (299,859)          (443,054)       (466,775)
Net loss per common share                            (0.054)            (0.139)         (0.162)
Cash dividend per common share                            -                  -               -



Balance Sheet Data:                                1996             1995            1994

Total assets                                    $ 12,531,072    $ 11,648,259    $ 3,490,205
Life policy reserves                                 379,920          25,272              0
Annuity contract liabilities                         504,323          32,835              0
Total liabilities                                  1,556,636         306,727         18,978



Item 7 Management's Discussion and Analysis of Financial Conditions and Results of Operations

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the following "Management's Discussion and Analysis of Financial Condition and results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The Company operates in a highly competitive business environment, and its operations could be negatively affected by matters discussed under the caption, "Competition," on page 4 of this Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto beginning on page F-1.

Results of Operations

Revenues totaled $1,494,132 in 1996, $503,939 in 1995 and $37,389 in 1994.
Since the Company commenced insurance operations in November of 1995, and
1996 was the first full year of operation for FAIC, the primary source of
revenue is life insurance premium income.    Premium income for 1996  increased
by $838,060 in comparison to 1995 results. There were no premium revenues during 1994 since the Company was in its public stock offering. Premium income consists of life insurance premium sales of the Company's initial product referred to as the "Alliance 2000." An annuity rider is also included with the Alliance 2000; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue. Annuity premium receipts totaled $563,314 during 1996 and are recognized as annuity contract liabilities net of a twenty percent first year load. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year premiums due. However, SFAS
No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At December 31, 1996, $32,272 of reinsurance premiums were recorded as a liability.

Investment income is an integral component of total revenues for life insurance companies. Combined net investment income for FAIC and the Company totaled $585,244 for the year ended December 31, 1996 and $440,415 for the same period in 1995. Net investment income in 1994 totaled $37,389 since the Company was in its public stock offering and the invested asset base was smaller. Net investment income increased over the last two years due to the growth of FAIC's insurance operations.

For the year ended December 31, 1996, expenses totaled $1,682,338 representing a $771,242 increase over the same period of 1995. This increase was primarily due to the growth in FAIC's insurance operations. There were no life insurance related expenses during 1994 since FAIC commenced operations in November of 1995. Life policy reserve expense totaled $354,648 in 1996 as compared to $25,272 in 1995. Policy reserves are established with the sale of life insurance. Policy reserve expense for 1996 represents sales for the entire year while 1995 amounts represent two months of sales. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $859,561 and $64,164 during 1996 and 1995, respectively, were reclassified as deferred policy acquisition costs. Amortization of these costs totaled $161,163 during 1996 and $12,952 during 1995. Death claims incurred during 1996 totaled $68,574 which are net of $40,000 of death benefits reinsured. Expenses directly related to FAIC's agency totaled $143,984 for the year ended December 31, 1996. These expenses include agent's health insurance, agency meetings, recruiting and other expenses directly related to the sale of insurance and annuities. Direct agency expenses totaled$31,085 during 1995.

Salaries and benefit expenses totaled $454,755 in 1996 and $545,327 in 1995. This decrease of $90,572 is the primary result of a reduction of bonuses to the executive officers and the allocation of salaries when the financial statements are consolidated. Professional fees totaled $119,472 for 1996 and $68,490 for 1995. Audit fees of $19,250 related to the 1995 audit were expensed during 1996. During 1996, the Company issued the common shares sold during the public stock offering. Fees related to the issuance of these shares and the ongoing maintenance of accounts totaled $15,391.

During 1996, FKCC commenced operations and incurred operating losses totaling $115,728. These losses are the primary result of the inclusion of operating losses of Medical Acceptance Corporation ("MAC") in the operating results of the Company. FKCC purchased 51% of MAC on April 12, 1996. MAC has incurred operating losses since inception and therefore the Company recognizes 100% of MAC's operating results. The losses of MAC totaled $55,241 since the date of acquisition. Intangible assets related to the acquisition of MAC totaling $26,623 were written off during 1996 due to MAC's continuing operating losses. LGP, Inc. has incurred operating losses since inception totaling $31,816. Accordingly, the Company recognized 100% of these losses in operations as a component of net investment income.

Income tax expense, which is calculated based on the earnings of FAIC, totaled $111,653 during 1996 and $35,897 during 1995. Current tax expense is based on taxable income as calculated based on federal Internal Revenue Service code requirements. These requirements include adjustments for such items as reserves and deferred policy acquisition costs. Deferred taxes are based on temporary differences which are the result of different accounting practices for financial reporting and tax reporting.

Consolidated Financial Condition

Changes in the consolidated balance sheet of 1996 compared to 1995 reflect the operations of the Company and the capital transactions discussed below.

Total investments increased $5,280,736 principally because of : (i) the conversion of cash and cash equivalents to higher yielding and longer term investments; (ii) cash provided from the insurance operations of FAIC;
(iii) lending agreements with two individuals which resulted in the establishment of notes receivable of $221,096; (iv) two related party common stock investments in start-up companies in Topeka, Kansas and Jefferson
City, Missouri (see Note 4 to the audited financial statements); and
(v) other invested assets of $97,000 of the Company's venture capital subsidiary, FKCC. These increases were partially offset by the unrealized loss adjustment to fixed maturity investments recognized as an adjustment to shareholders' equity in accordance with SFAS No. 115.

Deferred policy acquisition costs increased $698,398 net of $161,163 of amortization as the result of new business written by FAIC.

Policy and contract liabilities increased $1,179,874 principally because of (i) life policy reserves increased $354,648 due to premiums written for an entire year and policies issued during 1995 entering a second duration;
(ii) an increase in the unearned revenue liability of $109,862 related to the recognition of the first year load on annuity premiums as a liability and amortized into income over the premium paying period of the related policies; (iii) annuity premiums received recognized as annuity contract deposits and recorded as a liability which increased $471,488; (iv) the accrual of a death claim payable of $93,794 at December 31, 1996; and
(v) policyholder premium deposits totaling $114,015 which accumulate interest and will result in the payment of premiums over the premium paying period of the policy.

Changes in other liabilities include an increase of $30,003 in deferred federal income taxes related to the operations of FAIC and an increase in amounts payable to the Company's Advisory Board Members of $32,122.

Liquidity

FAIC's insurance operations generally receive adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Most of the Company's invested assets are in bonds which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose.

Item 8.   Financial Statements and Supplementary Data

The financial statements listed in Item 14(a) (1) and (2) are included in this report beginning on page 15.


Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

NONE


                             PART III

Item 10.  Directors and Executive Officers



Name                        Age        Position                        Term

Scott J. Engebritson        38         Chairman of the Board/Director  1 Year
Chris J. Haas               51         Vice Chairman/Secretary         1 Year
                                        Treasurer/Director
Michael N. Fink             41         President/Director              1 Year
Steven B. Bing              49         Director                        1 Year
Daniel D. Briscoe           53         Director                        1 Year
Ballard W. Cassady, Jr.     45         Director                        1 Year
Jimmy Dan Conner            43         Director                        1 Year
Denzel E. ("Denny") Crum    59         Director                        1 Year
James M. Everett            51         Director                        1 Year
Charles Hamilton            70         Director                        1 Year
Ronda S. Paul               53         Director                        1 Year


The executive officers serve at the direction of the Board of Directors and are appointed at the annual meeting of the Board. Directors will be elected annually by the shareholders. The following is a brief description of the previous business background of each of the executive officers and directors.

SCOTT J. ENGEBRITSON: Mr. Engebritson serves as Chairman of the Board of
Directors. Mr. Engebritson has nineteen years of experience in the insurance industry. From 1978 to 1984, he was associated with Liberty American
Corporation and Liberty American Assurance Corporation as Regional Director of
Sales and Director of Customer Services. In December of 1984, Mr. Engebritson became affiliated with United Trust, Inc., an Illinois insurance holding company, where he served as Regional Director of Sales, Agency Director and Assistant to the President. In December of 1987, Mr. Engebritson assisted in the organization of United Income, Inc., an Ohio insurance holding company, where he served as President and a Director of United Income, Inc. and United
Security Assurance Company, United Income's insurance subsidiary, through
February of 1993.  He has been listed in Who's Who in Life Insurance since
1988.


CHRIS J. HAAS: Mr. Haas serves as Vice-Chairman of the Board of Directors,
Secretary and Treasurer. Mr. Haas has eighteen years of experience in the insurance industry primarily in the areas of financial and operations administration. He served as Chief Financial Officer of Life of Indiana Corp.
from June 1979 to June 1987. He then served as Chairman of the Board and President of ROI Corporation from June 1987 to June 1989. Mr. Haas became associated with United Trust, Inc., an Illinois insurance holding company, in March of 1990 as the company's Chief Financial Officer. He also served as Executive Vice-President of Ohio-based United Income, Inc. and Chief Financial
Officer of United Security Assurance Company from March 1990 to March of 1993.
Mr. Haas is a Certified Public Accountant (Inactive) and a Fellow of Life
Management Institute (FLMI).  He served as an Audit Manager at Arthur Young &
Company in Indianapolis, Indiana from October 1976 to June 1979. B.S. in accounting from Ball State University.

MICHAEL N. FINK: Mr. Fink serves as President of the Company and a Director.
Mr. Fink has sixteen years of experience in the insurance industry, primarily in sales management. From 1981 to 1984, Mr. Fink was an agent, District
Director, and Regional Director with Liberty American Assurance Company in
Lincoln, Nebraska.  In 1984, Mr. Fink transferred to an affiliated company,
Future Security Life, in Austin, Texas, where he served as Regional Director and Agency Director until 1988. In March of 1988, Mr. Fink became affiliated with United Income, Inc. and United Security Assurance Company as Agency
Director and Assistant to the President. He ended his affiliation with these companies in June of 1993.

STEVEN B. BING:  Director.  Mr. Bing is associated with R. Gene Smith, Inc.
From 1984-1992, Mr. Bing was Senior Vice President, Assistant to the Chairman,
and President of ICH Corporation.  From 1972 through 1984, Mr. Bing was associated with the University of Louisville as Assistant to the President,
Vice President for University Relations and Vice President of the University
of Louisville Foundation and currently serves on the University of Louisville
Board of Trustees.   In 1970-1972, Mr. Bing served as Senior Policy Analyst for
Kentucky Governor Wendell Ford.  Mr. Bing serves on the Board of Directors of
Caretenders Healthcare Corp.; The Healing Place and several other companies.
BA with honors from University of Kentucky.  JD with honors from the University of Louisville.

DANIEL D. BRISCOE:  Director.  Political consultant and attorney.  Former
Kentucky Commissioner of Insurance (1981-1984).  Past Chairman of the Kentucky
State Democratic Party.  Since 1989, has served on the Kentucky State Fair
Board.  Six-year member of the University of Louisville Board of Directors
(1981-1987). BA in History and Political Science from Centre College. JD from the University of Louisville.

BALLARD W. CASSADY, JR.:  Director.  Executive Vice President of the Kentucky
Bankers' Association since 1986. President and partner in TRI-B Coal Company in
Pikeville.  Partner in CA-JA Enterprises.  Director of Sandy Valley Explosives
Company. Commissioner of the Kentucky Department of Financial Institutions from 1984-1986. Serves on the Board of Directors of Prochnow Graduate School of
Banking at the University of Wisconsin and LSU School of Banking in Louisiana.
B.S. from Transylvania University and MBA from Vanderbilt University.

JIMMY DAN CONNER: Director. President of Old Colony Insurance Service, Inc., an independent insurance agency. Involved in Crusade for Children and Boy Scouts of America. Sales Manager of Allied Foods, Atlanta, Georgia 1982-1983 and
Torbitt & Castleman Co. in Buckner, Kentucky 1977-1982. Professional basketball player with the Kentucky Colonels of the American Basketball Association
1976-1977. Captain of the University of Kentucky basketball team, All American Honorable Mention and Academic All American in 1975. Kentucky
Mr. Basketball 1971.  Business Administration major at the University of
Kentucky.

DENZEL E. ("DENNY") CRUM: Director. Head basketball coach at the University of Louisville since 1971. On the Board of Directors of the National Association of Basketball Coaches (NABC). The Sporting News 1986 "Coach of the Year." The
Lexington Herald Leader's 1990 "Sportsman of the Decade." 1994 Naismith
Basketball Hall of Fame Inductee. Numerous other Kentucky and national coaching awards. BA in Physical Education from UCLA where he played basketball for John
Wooden.

JAMES M. EVERETT:  Director.  Director, Kentucky Council Area Development
Districts.   Member of Governor's Earthquake Hazards and Safety Technical
Advisory Panel (GEHSTAP) since 1983.  On the Board of Directors of Kentuckians for Better Transportation (KBT).  Member of the Governor's Local Issues
Conference Planning Committee. Fulton County Judge-Executive 1982-1992.  B.S.
in Vocational Agriculture and M.S. in Horticulture from Murray State University.


CHARLES HAMILTON: Director. Owns and operates numerous interests in real estate, agri-business and agriculture. Director of Bullitt County Farm Bureau for last 24 years. Vice President and Director of Bullitt County Bank. Former
Kentucky Commissioner of Agriculture and past Chairman of the Governor's Task
Force on Agriculture. Past member of the Kentucky State Fair Board. Recipient of the 1992 Distinguished Services Award from the Kentucky Association of Conservation Districts. 1980 and 1991 recipient of the Kentucky Pork
Producers Association Outstanding Service Award.  B.S. in Agriculture from the
University of Kentucky.

RONDA S. PAUL:  Ms. Paul serves as General Counsel and Director for the Company.
Attorney.  Director of the Kentucky Division of Securities from 1982 through
1991. Attorney for the Kentucky Department of Banking and Securities 1980-1981.
On the faculty of the College of Business and Economics at the University of Kentucky 1971-1978. PhD in finance and accounting from Purdue University and JD from the University of Kentucky.



Item 11.  Executive Compensation




The following table sets forth amounts earned by executive officers as compensation over the past three years:

                                          Annual Compensation

                                                 Incentive     Other Annual
                         Year        Salary     Compensation   Compensation
                        ------      ---------   ------------   ------------
                                                     <F1>          <F2>

Scott J. Engebritson    1996        $ 75,563   $  33,652       $  7,200
Chairman/Director       1995          54,170      55,541          6,200
                        1994          50,000      38,000          6,000


Chris J. Haas           1996           75,563     33,652          7,200
Vice Chairman/          1995           54,170     55,541          6,200
Secretary/Treasuer      1994           50,000     38,000          6,000
Director


Michael N. Fink         1996           75,563     41,580         7,200
President/Director      1995           54,170     56,176         6,200
                        1994           50,000     38,000         6,000

<F1>
Includes incentive compensation pursuant to the Executive Employment Agreement totaling $2,541 in 1995. The 1995 amount also includes bonus payments as recommended by the Compensation Committee of the Board based upon superior performance in achieving corporate goals.

<F2>
Amounts paid for auto allowance.

Compensation of Directors

Each Director of the Company, excluding Messrs. Engebritson, Haas and Fink, receives a $1,000 annual retainer. Additionally, each Director is paid $250 per meeting attended for the Company and its subsidiaries. During 1996, there were three regular Board of Directors meetings for the Company and each of its subsidiaries.


                  Executive Employment Agreements

On October 23, 1995, the Company entered into Executive Employment Agreements with Messrs. Engebritson, Haas and Fink. The employment agreements are for a term of four years beginning November 1, 1995. Annual compensation under the agreement for each Executive is $75,000 adjusted annually for the increase in the Consumer Price Index Labor Component. Incentive compensation is based on percentages of first year life and renewal insurance premium of the FAIC "Alliance 2000" product. Also included in the agreement is an annual auto allowance of $7,200. Additionally, the Company provides term life insurance coverage in the amount of $500,000 and disability coverage for each Executive.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 1, 1997, regarding ownership of Common Stock of the Company by management and the only persons known by the Company to own beneficially more than 5% thereof:


                 Name and Address of              Amount and Nature         Percent of
Title and Class  Beneficial Owner                 of Beneficial Ownership   Class
---------------  ----------------------           -----------------------   ----------
Common Stock     Scott J. Engebritson             427,500 <F1>              7.66
                 3945 Rosalie Lane
                 Lexington, KY 40510

Common Stock     Chris J. Haas                    400,000 <F2> <F3>         7.17
                 1188 Sheffield Court
                 Lexington, KY 40509


Common Stock     Michael N. Fink                  500,000 <F3>              8.96
                 1121 Chetford Drive
                 Lexington, KY 40509

<F1>
These shares are held in trust for two children and a nephew of Mr. Engebritson, who is the trustee.
<F2>
Mr. Haas has two adult children who each own 50,000 shares. Mr. Haas disclaims any beneficial ownership of such shares.
<F3>
These shares are owned jointly with spouse.


Item 13.  Certain Relationships and Related Transactions

                                NONE

                               PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2        Financial Statements and Schedules

      The consolidated financial statements and financial statement schedules of First Alliance Corporation presented in this report are listed in the index on Page F-1.

     3    Exhibits

     3(i)  Articles of Incorporation, as amended(1)

     3(ii) By-laws, as amended (1)

     4 Instruments defining the rights of security holders, including indentures (1)

     10    Material Contracts

          (a)  Lease (1)
          (b)  Sub-lease (2)
          (c)  Advisory Board Contract (1)
          (d) Service agreement between First Alliance Insurance Company and First Alliance Corporation. (2)
          (e)  Management Employment Agreements (2)

     11        Statement re computation of per share earnings (3)

(b)  Reports on Form 8-K

NONE



(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, Amendment Number 4, File Number 33-67312, which was declared effective on
March 4, 1994, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's 1995 Form 10-K, File Number 33-67312, and incorporated herein by reference.

(3) Note 2 in Notes to Consolidated Financial Statements included in this Report on Page F-8

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By    /s/Scott J. Engebritson                           Date   3/24/97
       Scott J. Engebritson, Chairman/Director


By   /s/Chris J. Haas                                   Date   3/24/97
       Chris J. Haas, Vice-Chairman/Secretary
       Treasurer/ Director


By   /s/Thomas I. Evans                                 Date   3/24/97
       Thomas I. Evans, Vice-President Accounting/
       Assistant Secretary

                               SIGNATURES

Pursuant to the requires of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/Scott J. Engebritson                             Date   3/24/97
      Scott J. Engebritson, Chairman/Director


By   /s/Chris J. Haas                                    Date   3/24/97
      Chris J. Haas, Vice-Chairman/Secretary/
     Treasurer/Director


By /s/Michael N. Fink                                    Date    3/24/97
      Michael N. Fink, President/Director


By                                                       Date
     Steven B. Bing, Director


By   /s/Daniel D. Briscoe                                Date   3/24/97
     Daniel D. Briscoe, Director


By   /s/Ballard W. Cassady                               Date   3/24/97
     Ballard W. Cassady, Jr., Director


By   /s/Jimmy Dan Conner                                 Date   3/24/97
     Jimmy Dan Conner, Director


By   /s/Denzel E. Crum                                   Date   3/24/97
     Denzel E. Crum, Director


By   /s/James M. Everett                                 Date   3/24/97
     James M. Everett, Director


By   /s/Charles Hamilton                                 Date   3/24/97
     Charles Hamilton, Director


By   /s/Ronda S. Paul                                    Date   3/24/97
     Ronda S. Paul, Director

                      FIRST ALLIANCE CORPORATION

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULES





                                                                    Page
Consolidated Financial Statements                                  Numbers

Report of Independent Auditors. . . .  .. . . . . .. .  . .  . .         F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 . .         F-3

Consolidated Statements of Operations for the years ending
   December 31, 1996, 1995 and 1994 .  .. . . . . .. .  .  .   .         F-5

Consolidated Statement of Changes in Shareholders' Equity
   for the years ending December 31, 1996, 1995 and 1994. . .  .         F-6

Consolidated Statements of Cash Flows for the years ending
   December 31, 1996, 1995 and 1994 .  .. . . . . .. .  . .  . .         F-7

Notes to Consolidated Financial Statements. . . . .. .  . .  . .         F-8

Consolidated Financial Statement Schedules

   Schedule I    Summary of Investments .  . .  . .. . .  .  . .         F-19

   Schedule II   Condensed Financial Information of Registrant .         F-20

   Schedule III  Supplementary Insurance Information . .. . .  .         F-23

   Schedule IV   Reinsurance . . .  .. . . . .  . .  . .. . .  .         F-24




All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefor, have been omitted.










                    Report of Independent Auditors





The Shareholders and Board of Directors
First Alliance Corporation

We have audited the consolidated financial statements of First Alliance
Corporation and subsidiaries listed in the accompanying index to the consolidated financial statements. Our audit also included the financial statement schedules listed in the index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Alliance Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December
31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Ernst & Young LLP


Louisville, Kentucky
January 27, 1997, except for Note 13,
     as to which the date is March 14, 1997




                      FIRST ALLIANCE CORPORATION

                     CONSOLIDATED BALANCE SHEETS

                              December 31,

                                                                      1996                   1995
                                                                   ------------           -----------
Assets
Investments:
 Available-for-sale fixed maturities, at fair value
  (amortized cost, $10,095,461 and $2,482,680
  in 1996 and 1995, respectively)                                  $  9,946,130          $  2,496,695
 Notes receivable                                                       221,096                     -
 Investments in unconsolidated affiliates                                97,184                     -
 Short-term investments                                                       -             2,611,979
                                                                   ------------          ------------
Total investments                                                    10,264,410             5,108,674

Cash and cash equivalents                                               908,276             6,087,294
Investments in related parties                                          125,000                     -
Receivables from related parties                                         46,279                     -
Accrued investment income                                               171,416               235,707
Amounts recoverable from reinsurer                                       40,000                     -
Deferred policy acquisition costs                                       749,610                51,212
Prepaid expenses                                                         46,625                53,599
Office furniture and equipment, less accumulated
 depreciation of $38,790 and $17,957 in 1996
 and 1995, respectively                                                  47,722                51,074
Advances to agents                                                       45,845                48,241
Premiums due                                                             42,522                     -
Other assets                                                             43,367                12,458
                                                                   ------------          ------------
Total assets                                                       $ 12,531,072          $ 11,648,259
                                                                   ============          ============

See notes to consolidated financial statements.

                              FIRST ALLIANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS (continued)


                                                                        1996                   1995
                                                                   -------------        ----------------

Liabilities and Shareholders' Equity
Policy and contract liabilities:
 Annuity contract liabilities                                      $    504,323          $     32,835
 Life policy reserves (net of reinsurance ceded
  reserves of $49,162 and $602 in 1996 and
  1995, respectively)                                                   379,920                25,272
 Deposits on pending policy applications                                122,729               118,934
 Unearned revenue                                                       118,046                 8,184
 Policyholder premium deposits                                          114,015                     -
 Claims payable                                                          93,794                     -
 Reinsurance premiums payable                                            32,272                     -
                                                                    -----------           -----------
Total policy and contract liabilities                                 1,365,099               185,225


Federal income taxes payable:
 Current                                                                  2,154                32,247
 Deferred                                                                38,418                 8,415
Other taxes payable                                                      26,640                10,202
Commissions, salaries, wages and benefits payable                        49,711                19,421
Accounts payable and accrued expenses                                    74,614                51,217
                                                                    -----------           -----------
Total liabilities                                                     1,556,636               306,727


Commitments and contingencies (Note 13)


Shareholders' equity:
Preferred stock, 6% non-cumulative convertible
     callable, $5.00 par and liquidation value;
     550,000 shares authorized and outstanding
     at December 31, 1995                                                     -             2,750,000
Common stock, no par value, 8,000,000 shares
     authorized; 5,579,840 shares issued and
     outstanding at December 31, 1996 and
     2,830,000 shares issued and 3,380,000
     outstanding at December 31, 1995 at $.10
     stated value (Note 2)                                              557,984               338,000
Additional paid in capital                                           11,981,803             9,411,216
Unrealized investment gains (losses) (net of deferred
   federal income tax benefit (expense) of $50,773
   in 1996 and ($4,765) in 1995                                         (98,558)                9,250
Retained earnings - deficit                                          (1,466,793)           (1,166,934)
                                                                    ------------          ------------
Total shareholders' equity                                           10,974,436            11,341,532
                                                                    ------------          ------------
Total liabilities and shareholders' equity                         $ 12,531,072          $ 11,648,259
                                                                   =============         =============

See notes to consolidated financial statements.

                      FIRST ALLIANCE CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Years ended December 31,

                                     1996            1995            1994
                                 -----------     -----------    ------------
Revenues
 Gross premium income             $ 944,011       $  63,524      $        -
 Reinsurance premiums ceded         (42,427)              -               -
                                  ---------        --------       ---------
   Net premium income               901,584          63,524               -


 Investment activity:
  Net investment income             585,244         440,415          37,389
  Net realized investment loss       (4,368)              -               -
 Other income                        11,672               -               -
                                  ---------        --------       ---------
  Total revenue                   1,494,132         503,939          37,389


Benefits and expenses
 Increase in policy reserves        354,648          25,272               -
 Death claims (net of reinsurance
 of $40,000)                         68,574               -               -
 Interest credited on annuities
 and premium deposits                17,520              98               -
 Amortization of deferred policy
  acquisition costs                 161,163          12,952               -
 Selling, administrative and
  general insurance expenses        172,142          90,664               -
 Salaries, wages and employee
  benefits                          454,755         545,327         389,643
 Professional fees                  119,472          68,490          31,029
 Miscellaneous taxes                 80,844          17,002               -
 Advisory board and directors fees   53,122           6,180               -
 Rent expense                        38,854          41,490          31,851
 Depreciation expense                21,342          13,520           3,810
 Amortization of goodwill and
  other intangible assets            26,623               -               -
 Other operating costs and
  expenses                          113,279          90,101          47,831
                                  ---------        --------       ---------
   Total benefits and expenses    1,682,338         911,096         504,164
                                  ---------        --------       ---------
Loss before income tax expense     (188,206)       (407,157)       (466,775)
                                  ---------        --------       ---------
Income tax expense                  111,653          35,897               -
                                  ---------        --------       ---------
Net loss                          $(299,859)      $(443,054)      $(466,775)
                                  =========        ========       =========
Net loss per common share         $  (0.054)      $  (0.139)      $  (0.162)
                                  =========        ========       =========

See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION

                      CONSOLIDATED STATEMENT OF
                   CHANGES IN SHAREHOLDERS' EQUITY


                                                  Years ended December 31,

                                              1996         1995            1994
                                         ------------   ------------   ------------
Preferred stock:
Balance, beginning of year               $ 2,750,000    $   848,630    $         -
  Sale of shares in public offering
   (380,274 shares in 1995 and 169,726
   shares in 1994)                                 -      1,901,370        848,630
  Conversion of preferred to common
   (549,960 preferred shares to
   2,199,840 common shares)               (2,749,800)             -              -
  Other changes                                 (200)             -              -
                                          -----------    ----------     ----------
 Balance, end of year                              -      2,750,000        848,630

Common stock:
 Balance, beginning of year                  338,000        299,973        283,000
  Sale of shares in public offering
   (380,274 shares in 1995 and 169,726
    shares in 1994)                                 -        38,027         16,973
  Conversion of preferred to common
   (549,960 preferred shares to
    2,199,840 common shares)                  219,984             -              -
                                          -----------    ----------     ----------
 Balance, end of year                         557,984       338,000        299,973

Additional paid-in capital:
 Balance, beginning of year                 9,411,216     3,046,504        202,035
  Sale of shares in public offering                 -     7,567,453      3,377,547
  Cost of public offering                      40,571    (1,202,741)      (533,078)
  Conversion of preferred to common         2,530,016             -              -
                                          -----------    ----------     ----------
 Balance, end of year                      11,981,803     9,411,216      3,046,504

Unrealized appreciation (depreciation)
 of securities:
  Balance, beginning of year                    9,250             -              -
  Change in unrealized appreciation
  (depreciation)                             (107,808)        9,250              -
                                          -----------    ----------     ----------
 Balance, end of year                         (98,558)        9,250              -

Retained earnings:
 Balance, beginning of year                (1,166,934)     (723,880)      (257,105)
  Net loss                                   (299,859)     (443,054)      (466,775)
                                          -----------    ----------     ----------
 Balance, end of year                      (1,466,793)   (1,166,934)      (723,880)

Total shareholders' equity               $ 10,974,436  $ 11,341,532    $ 3,471,227
                                          ===========   ===========     ==========


See notes to consolidated financial statements.

                      FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Years ended December 31,


                                        1996          1995          1994
                                    ------------  ------------  ------------
Operating activities:
Net loss                            $  (299,859)  $  (443,054)  $  (466,775)
Adjustments to reconcile net loss
to net cash used in operating
activities:
 Interest credited on annuities
  and premium deposits                   17,422            98             -
 Provision for depreciation              21,342        13,520          3,810
 Amortization of goodwill and
  other intangible assets                26,623             -              -
 Amortization of premium on fixed
  maturity investments                   21,074           383              -
 Realized investment loss                 4,368             -              -
 Provision for deferred federal
  income taxes                           85,541         3,650              -
 Loss on investments in
  unconsolidated affiliates              31,816             -              -
 Decrease/(increase) in accrued
  investment income                      65,262      (220,399)       (15,308)
 Receivables from related parties       (46,279)            -              -
 Reinsurance recoverable                (40,000)            -              -
 Increase in deferred policy
  acquisition costs, net               (698,398)      (51,212)             -
 Increase in premiums due               (42,522)            -              -
 Increase in other assets               (21,539)      (32,832)       (54,148)
 Increase in policy reserves            354,648        25,272              -
 Increase in deposits on pending
  policy applications                     3,795       118,934              -
 Increase in claims payable              93,794             -              -
 Increase in reinsurance premiums
  payable                                32,272             -              -
 Change in current federal income
  taxes                                 (30,093)       32,247              -
 Increase in commissions, salaries,
  wages and benefits payable             28,790        19,421              -
 Increase in accounts payable,
  accrued expenses and other
  liabilities                            10,725        42,441          7,066
                                    -----------    ----------     ----------
Net cash used in operating
 activities                            (381,218)     (491,531)      (525,355)

Investing activities:
 Purchase of available-for-sale
  fixed maturities                   (8,886,387)   (2,483,063)    (2,621,513)
 Maturity of available-for-sale
  fixed maturities                    1,248,164     2,621,513              -
 Short-term investments (acquired)
  disposed, net                       2,611,979    (2,611,979)             -
 Increase in notes receivable          (221,096)            -              -
 Purchase of investments in
  unconsolidated affiliates            (129,000)            -              -
 Purchase of investments in
  related parties                      (125,000)            -              -
 Purchase of furniture and equipment    (14,974)      (54,865)        (7,898)
                                    -----------    ----------     ----------
Net cash used in investing
 activities                          (5,516,314)   (2,528,394)    (2,629,411)


Financing activities:
 Deposits on annuity contracts          566,016        40,921              -
 Policyholder premium deposits          111,927             -              -
 Proceeds from stock offering                 -     9,506,850      4,243,150
 Cost of stock offering                  40,571    (1,202,741)      (533,078)
                                    -----------    ----------      ---------
Net cash provided by financing
 activities                             718,514     8,345,030      3,710,072
                                    -----------    ----------      ---------
Increase in cash and cash
 equivalents                         (5,179,018)    5,325,105        555,306

Cash and cash equivalents,
 beginning of year                  $ 6,087,294    $  762,189      $ 206,883
                                    -----------    ----------      ---------
Cash and cash equivalents,
 end of year                        $   908,276    $6,087,294      $ 762,189
                                    ===========    ==========      =========

See notes to consolidated financial statements.

                                FIRST ALLIANCE CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1996


1.  Nature of Operations

First Alliance Corporation (the "Company") was incorporated on February 16, 1993 for the primary purpose of forming, owning and managing life insurance companies. On March 4, 1994, the Company's registration statement filed with the Securities and Exchange Commission and the Kentucky Department of Financial Institutions for a $12,500,000 public stock offering, which included a 10% "oversale" provision (additional sales of $1,250,000), was declared effective. The Company completed its public stock offering on October 28, 1995, raising total capital of $13,750,000.

The Company has a wholly-owned insurance subsidiary, First Alliance Insurance Company ("FAIC"), which is domiciled in Kentucky. FAIC was incorporated on December 29, 1994 and initially capitalized with $3,000,000 on January 10, 1995. The Company made an additional $3,000,000 capital contribution on May 15, 1995 and the Kentucky Department of Insurance ("KDI") granted FAIC a Certificate of Authority on May 17, 1995. Insurance operations commenced on November 1, 1995.

FAIC's initial product is a twenty pay ordinary life insurance policy with a flexible premium deferred annuity rider. For issue ages 0 to 50, a decreasing term rider is included. Other products currently being developed are a single premium deferred annuity and a ten year term policy. The Company is licensed and sells its product in the state of Kentucky. Once a substantial policyholder base is established in Kentucky, marketing efforts may be expanded into additional states.

The Company also has a wholly-owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), which was capitalized with $224,000 during 1996 and commenced operations on April 12, 1996. FKCC provides capital for Kentucky based businesses for both start-up companies and for expansion of existing businesses. Investments may take the form of loans, guarantees, commitments, equity, or joint venture agreements, or any combination thereof. FKCC invested in three Kentucky businesses during 1996.

2.  Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") which, for FAIC, differ from statutory accounting practices prescribed or permitted by the KDI.

During the course of the public stock offering, the Company was in the development stage. Insurance operations commenced on November 1, 1995 and therefore, the Company is no longer in the development stage. As a result, operating results in the accompanying consolidated financial statements are presented for each of the periods ended December 31, 1996, 1995 and 1994. Certain amounts from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no significant effect on previously reported net income or shareholders' equity.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, FAIC, FKCC and Medical Acceptance Corporation
(" MAC"). All intercompany accounts and transactions are eliminated in consolidation.

Management's Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Investments

The Company classifies all of its fixed maturities as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported as a separate component of shareholders' equity.

Investments with original maturities between three months and one year are classified as short-term investments and are carried at cost which approximates fair value. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost which approximates fair value.

Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income.

Notes receivable are reported at unpaid principal balance.

Investments in related parties are reported at cost (see Note 4).

Investments in unconsolidated affiliates consist of common stock investments and are recorded using the equity method of accounting, with gains and losses reported in net investment income.

Office Furniture and Equipment

Office furniture and equipment is recorded at cost less accumulated depreciation using the 200% declining balance method over the estimated useful life of the respective assets.

Office Lease

The Company leases approximately 5,400 square feet pursuant to a 2,700 square foot lease agreement and a 2,700 square foot sub-lease agreement. Both lease agreements expire on March 31, 1998. Aggregate minimum lease payments for 1997 and 1998 are approximately $75,000 and $19,000, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves.



Deferred policy acquisition costs are summarized below:
                                             December 31,

                                          1996           1995

Balance, beginning of year            $  51,212      $       -
Policy acquisition costs, deferred      859,561         64,164
Amortization                           (161,163)       (12,952)
                                      ---------      ---------
Balance, end of year                  $ 749,610      $  51,212
                                      =========      =========

Future Policy Benefits

The liabilities for future policy benefits on the Company's life insurance products are computed using the net level premium method and assumptions as to investment yields, mortality, withdrawals and other assumptions, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. The assumptions utilized were 7.25% for investment yields, 1975-1980 select and ultimate tables for mortality, and Linton BA tables for withdrawal rates.


2.  Significant Accounting Policies (continued)

Annuity Contract Liabilities

Annuity contract liabilities are computed using the retrospective deposit method and represent policy account balances less the first year non-refundable fee or "load" charged on first year annuity considerations
plus interest credited at approximately 6.5%.   Premiums received on annuity
contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense.


Policyholder Premium Deposits

Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest is credited on these deposits at the rate of 6%. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.

Premiums

Life insurance premiums are recognized as revenue when due.

Federal Income Taxes

The Company uses the liability method of accounting for income taxes.
Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes.

Reinsurance

Estimated reinsurance receivables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

Common Stock and Preferred Stock

The common stock is fully-paid and non-assessable with dividend rights subject to the prior rights of the holders of preferred stock and has full voting rights. The preferred stock has no voting rights, has a par and liquidation value of $5.00 per share of which dividends, if and when declared, will be paid at the rate of 6% of the par value, and was convertible into four shares of common stock until April 28, 1996 (discussed below).

All shareholder rights conferred by the Company's Articles and By-Laws vested in the subscribers immediately upon acceptance of the subscription by the Company. These rights include, inter alia, voting rights, liquidation and other preferences, etc. However, the actual issuance of ownership did not occur until April 28, 1996. Accordingly, the stock sold in the public offering was recorded as outstanding and not issued until April 28, 1996.
Additionally, the share certificates issued were not tradeable until July 28, 1996.

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



2.  Significant Accounting Policies (continued)

Net Loss Per Common Share

Net loss per common share is based upon the weighted average number of common shares outstanding each year. For the year ended December 31, 1996, all shares are assumed to be outstanding for the entire year. Shares issued during 1995 are assumed to be outstanding for 1/2 month of the month in which they are sold and shares issued prior to January 1, 1995 are assumed to be outstanding for the entire year. The weighted average outstanding common shares is 5,579,840, 3,196,125 and 2,886,938 at December 31, 1996, 1995 and 1994,
respectively.

3. Investments


The amortized cost and fair value of investments in fixed maturities at
December 31, 1996 and 1995 are summarized as follows:
                                                   Gross       Gross
                                 Amortized      Unrealized  Unrealized      Fair
December 31, 1996:                  Cost           Gains      Losses        Value
                                -----------     ----------  ----------  ------------

U.S. government bonds           $ 7,315,121     $       -   $(145,091)  $ 7,170,030
Municipal bonds                   1,000,695        16,253      (7,873)    1,009,075
Corporate bonds                   1,779,645         4,715     (17,335)    1,767,025
                                -----------      --------    --------    ----------
                                $10,095,461      $ 20,968   $(170,299)   $9,946,130
                                ===========        ======    ========    ==========
                                                   Gross       Gross
                                 Amortized      Unrealized  Unrealized      Fair
December 31, 1995:                  Cost           Gains      Losses        Value
                                -----------     ----------  ----------  ------------

U.S. government bonds           $ 1,482,395       $ 4,105    $      -    $1,486,500
Corporate bonds                   1,000,285         9,910           -     1,010,195
                                -----------       -------    --------    ----------
                                $ 2,482,680       $14,015    $      -    $2,496,695
                                ===========        ======    ========    ==========


The amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                           Amortized          Fair
                                              Cost            Value
                                          -----------      ----------
Due after one year through five years     $ 5,514,949      $5,469,833
Due after five years through ten years      4,580,512       4,476,297
                                          -----------      ----------
                                          $10,095,461      $9,946,130
                                          ===========      ==========

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities which have a fair value of $991,386 at December 31, 1996, which are on deposit with the KDI.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among government and corporate bonds. As a result, management believes that significant concentrations of credit risk do not exist.

The Company has a $175,000 line of credit agreement with Mr. Rick Meyer, President of First American Capital Corporation (see Note 4). The line of credit bears interest at an annual rate of 10.25%. The term of the line of credit agreement extends until March 1, 1997 at which time it converts to a thirty-six month promissory note bearing interest at 10.25%. The Company has a perfected security interest in amounts due Mr. Meyer from United Security Assurance Company which will provide for payment of the note. At
December 31, 1996, $128,500 had been drawn on this line of credit.

The Company has entered into a line of credit agreement with Mr. James Hayslip of Successful Solutions, Inc. in the amount of $100,000. The line of credit, which bears interest at an annual rate of 20%, will terminate on July 31, 1997 unless extended by written agreement. The entire principal balance plus accrued interest is due and payable on July 31, 1997. At December 31, 1996, $57,000 had been drawn on this line of credit.

During 1996, gross realized investment loss on the sale of a fixed maturity investment was $4,368. There were no realized investment gains during 1996. There were no sales of fixed maturity investments during 1995 and 1994.

The following are the components of net investment income:

                                         Year ended December 31,

                                      1996        1995        1994
                                    --------   --------     -------

Fixed maturities                    $581,568   $ 14,791     $15,308
Short-term investments                53,213    428,133      22,081
Notes receivable                       8,654          -           -
Investments in unconsolidated
 affiliates                          (31,816)         -           -
                                    --------    -------     -------
Gross investment income              611,619    442,924      37,389
Investment expenses                  (26,375)    (2,509)          -
                                    --------    -------     -------
Net investment income               $585,244   $440,415     $37,389
                                    ========   ========     =======


4. Investments in Related Parties

The Company has investments in related parties of $125,000 at December 31, 1996, which are reported at cost as these investments represent organizer shares purchased in the initial private placement of the related entities (discussed below) and are restricted under Rule 144 of the Act.

First American Capital Corporation

On August 8, 1996, the Company purchased common stock of First American Capital
Corporation ("FACC") of Topeka, Kansas, for $52,500.   FACC has raised total
capital of $812,000 to fund a proposed $12,500,000 Kansas intrastate public stock offering beginning in early 1997. The proceeds of the public offering will be used to form a Kansas domiciled life insurance company. When the public offering is completed, the Company will own less than 10% of outstanding common stock. At December 31, 1996, the Company has accounts receivable from FACC of $12,480 related to expenses incurred on behalf of the initial start-up of FACC.

Mid-American Alliance Corporation

On August 8, 1996, the Company purchased common stock of Mid-American
Alliance Corporation ("MAAC") of Jefferson City, Missouri, for $72,500.   MAAC
has raised total organizer capital of $315,000 and is in the process of raising an additional

$2,000,000 of capital to fund (i) the possible purchase of a life insurance company and (ii) a $16,000,000 Missouri intrastate public stock offering.
The proceeds of the public offering will be used to further capitalize the acquired life insurance company (if the purchase is consummated). When the public offering is completed, the Company will own less than 10% of outstanding common stock. At December 31, 1996, the Company has accounts receivable from MAAC of $33,799 related to expenses incurred on behalf of the initial start-up of MAAC.

5.  Acquisitions

FKCC purchased newly issued common stock of MAC, Lexington, Kentucky, representing a 51% interest, for $50,000 on April 12, 1996. MAC purchases receivables from medical providers at a discount. The receivable are in the form of contracts in which the patient makes monthly payments of principal and interest directly to MAC. MAC retains all of the principal and interest paid. The contracts are for terms of six to thirty-six months and have an annual percentage rate of 19%. In the event of default, MAC has total recourse against the medical provider for the amount of the patient's unpaid principal balance.

The acquisition was accounted for as a purchase and resulted in intangible assets of $26,623 ($20,623 goodwill and $6,000 non-compete agreement) at the date of acquisition. MAC has incurred operating losses since inception and these losses are expected to continue. As such, the Company has included 100% of MAC's operating losses since acquisition of $55,241 in the consolidated financial statements. Further, the Company has recorded a valuation allowance of $26,623 relating to theintangible assets recorded in conjunction with the acquisition.

FKCC has entered into a $250,000 line of credit agreement with MAC, of which $35,500 has been drawn as of December 31, 1996.

FKCC also purchased a 49% interest in LGP, Inc. ("LGP"), Louisville, Kentucky, for $49,000 on October 18, 1996. LGP is a dating service using interactive-video matchmaking, which combines a television dating show and an on-line profile library on the Internet. FKCC has also entered into a line of credit agreement with LGP for $31,000. No amounts have been drawn upon this line of credit as of December 31, 1996.

Lastly, FKCC purchased a 40% interest in Cybertyme, Inc. ("Cybertyme"), Glasgow, Kentucky, for $80,000 on November 12, 1996. Cybertyme provides individuals who do not have access to a personal computer the ability to access the Internet for an hourly fee. In addition, Cybertyme will provide educational classes regarding Internet use and other personal computer applications.

The investments in LGP and Cybertyme are being accounted for on the equity method of accounting. Losses of $31,816 were recorded relative to these common stock investments during 1996.

6.  Income Taxes

The Company does not file a consolidated federal income tax return with FAIC.
FAIC is taxed as a life insurance company under the provisions of the Internal
Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following:



                                 Year ended December 31,

                                1996        1995       1994
                             --------      -------   --------
Current                      $ 26,112      $32,247   $      -
Deferred                       85,541        3,650          -
                              -------      -------   --------
Federal income tax expense   $111,653      $35,897   $      -
                             ========      =======   ========


Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% as follows:


                                                  Year ended December 31,

                                            1996         1995          1994
                                          ---------   ----------    ---------

Federal income tax benefit at
 statutory rate                           $(63,990)   $(138,433)    $(158,704)
Small life insurance company deduction     (40,138)     (45,837)            -
Increase in valuation allowance            223,635      235,442       158,704
Surtax exemptions                          (11,750)     (12,442)            -
Goodwill and other intangible assets         9,052            -             -
Other                                       (5,156)      (2,833)            -
                                          --------     --------      --------
Federal income tax expense                $111,653    $  35,897      $      -
                                          ========     ========      ========


Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.
Significant components of the Company's net deferred tax liability are as follows:

                                                 December 31,


                                               1996         1995
                                             ---------   ---------
Deferred tax liability:
 Net unrealized investment gains             $       -   $   4,735
 Due and deferred premiums                      14,457           -
 Deferred policy acquisition costs             226,684      15,131
                                              --------    --------
Total deferred tax liability                   241,141      19,866

Deferred tax asset:
 Net unrealized investment losses               50,773           -
 Investment in unconsolidated affiliates        10,817           -
 Policy reserves and contract liabilities       92,378       5,795
 Unearned revenue                               40,136           -
 Reinsurance premiums                           10,972           -
 Net operating loss carryforward               661,716     460,389
 Alternative minimum tax credit carryforward    24,544      13,439
 Other                                           8,466       5,270
                                               -------     -------
Total deferred tax asset                       899,802     484,893
Valuation allowance                           (697,079)   (473,442)
                                              --------    --------
Net deferred tax asset                         202,723      11,451
                                              --------    --------
Net deferred tax liability                    $ 38,418    $  8,415
                                              ========    ========


The Company has net operating loss carryforwards of approximately $1,946,224, expiring in 2009, 2010 and 2011. These net operating loss carryforwards are not available to offset FAIC income. FAIC has alternative minimum tax credit carryforwards of $24,544, which have no expiration date. Federal income taxes paid during 1996 were $56,404. No federal income taxes were paid during 1995 and 1994.

7.  Shareholders' Equity and Statutory Accounting Practices

FAIC prepares its statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the KDI. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that FAIC used to prepare its statutory-basis financial statements.

Net income for 1996 and 1995 and capital and surplus at December 31, 1996 and 1995 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KDI are as follows:

                                       GAAP                       SAP
                                1996          1995         1996         1995
                             ---------     ---------     --------     ---------
Net income                 $   334,910    $  199,528    $   78,456   $  175,302

Capital and surplus          6,286,334     6,207,623     6,002,781    6,134,490

Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) benefit reserves are calculated using more current assumptions relating to investments, mortality and withdrawals for GAAP; c) deferred income taxes are provided for GAAP;
d) statutory asset valuation reserves are not required for GAAP;  and
e) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity for GAAP.

Statutory restrictions limit the amount of dividends which may be paid by FAIC to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or
(b) statutory net operating income for the preceding year. In addition, FAIC must maintain the minimum statutory capital and surplus, $3,000,000, required for life insurance companies domiciled in Kentucky.

The KDI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio (the "Ratio") of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FAIC has a Ratio that is in excess of the minimum RBC requirements; accordingly, FAIC meets the RBC requirements.

8.  Reinsurance

To minimize the risk of claim exposure to surplus, the Company retains a maximum of $50,000 of risk on individual life insurance and all accidental death policies; all amounts greater than $50,000 are ceded to the Company's reinsurer, Business Men's Assurance Company ("BMA"). At December 31, 1996, the Company ceded $38,597,541 of insurance in-force to BMA and received a reserve credit of $49,162. Pursuant to the terms of the agreement, FAIC pays no premiums on first year business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsured policies. FAIC records this unpaid premium as "Reinsurance premiums payable" in the accompanying balance sheet and recognized as "Reinsurance premiums ceded" in the accompanying income statement. At December 31, 1996, the unpaid reinsurance premiums totaled $32,272. To the extent that BMA is unable to meet its obligations under the reinsurance agreement, the Company remains primarily liable for the entire amount at risk. During 1996, FAIC paid $10,155 of reinsurance premiums.

9.  Related Party Transactions

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums delivered by FAIC. The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FAIC had incurred expenses of $359,662 and $26,111 at December 31, 1996 and 1995, respectively.

The Company entered into service agreements with FACC and MAAC effective September 1, 1996. Pursuant to the terms of the agreements, the Company provides investment management, data processing, accounting and reporting services in return for a $1,000 per month service fee from each company. Under the terms of the agreement, FACC and MAAC each incurred expenses of $4,000. Further, the Company has accounts receivable of $12,480 and $33,799 from FACC and MAAC, respectively, at December 31, 1996 (see Note 4). Various officers and directors of the Company hold similar positions with FACC and MAAC.

FKCC has entered into a line of credit agreement with MAC. Under the terms of the agreement, MAC has available $250,000 for operations and financing medical receivables. The agreement bears interest at an annual rate of 7%. At December 31, 1996, MAC had drawn $35,500 of the line of credit.

10.  Fair Values of Financial Instruments

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheet. The fair value of fixed maturities are based on quoted market prices. At December 31, 1996 and 1995, the fair value of fixed maturities was $9,946,130 and $2,496,695, respectively.

Notes Receivable and Investments in Unconsolidated Affiliates

The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At December 31, 1996, the fair values of notes receivable and investments in unconsolidated affiliates were $221,096 and $97,184, respectively. There were no investments in notes receivable or unconsolidated affiliates at December 31, 1995.

Short-term Investments

The carrying value of short-term investments approximates their fair value. There were no short-term investments at December 31, 1996. At December
31, 1995, the fair value of short-term investments was $2,611,979.

Cash and Cash Equivalents

The carrying values of cash and cash equivalents approximate their fair values. At December 31, 1996 and 1995, the fair value of cash and cash equivalents was $908,276 and $6,087,294, respectively.

Investment Contracts

The carrying value of investment-type fixed annuity contracts approximates their fair value. At December 31, 1996 and 1995, the fair value of investment-type fixed annuity contracts were $504,323 and $32,835.

11.  Stock Options

The Company has adopted a stock option plan for 200,000 common stock shares. The option exercise price pursuant to the plan is $1.05. Grantees have five years in which to exercise their options. Any options granted will be exercisable in installments as follows: 25% at any time after the commencement of the second year of the option term and an additional 25% at any time after the commencement of years three, four and five, such installments to be cumulative. The Company's three founding officers are not eligible to participate in the plan. The stock options will not be available for granting until March 4, 1997.

Stock options will be accounted for in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will recognize compensation expense for financial statement purposes when options granted become vested. Such compensation expense will be the difference between the option exercise price of $1.05 and the fair market value at the date of grant.


12.  Segment Information

The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of December 31, 1996, 1995 and 1994 and for the years then ended is as follows:

                                            1996            1995        1994
                                         -----------    -----------  ---------
Revenues:
 Life and annuity insurance operations   $ 1,287,769    $  374,614  $        -
 Venture capital operations                  (21,790)            -           -
 Corporate operations                        228,153       129,325      37,839
                                           ---------      --------    --------
   Total                                 $ 1,494,132    $  503,939  $   37,839
                                          ==========     =========    ========

Income (loss) before income taxes:
 Life and annuity insurance operations   $   446,563    $  235,425  $       -
 Venture capital operations                 (115,728)            -          -
 Corporate operations                       (519,041)     (642,582)   (466,775)
                                           ---------      --------    --------
  Total                                  $  (188,206)   $ (407,157) $ (466,775)
                                          ==========     =========    ========

Assets:
 Life and annuity insurance operations   $ 7,736,441    $ 6,491,726 $        -
 Venture capital operations                  109,455              -          -
 Corporate operations                      4,685,176      5,156,533  3,490,205
                                           ---------      ---------  ---------
  Total                                  $12,531,072    $11,648,259 $3,490,205
                                          ==========     ==========  =========



Depreciation and amortization expense:
 Life and annuity insurance operations   $  161,163     $   12,952  $        -
 Venture capital operations                  27,667              -           -
 Corporate operations                        20,298         13,520       3,810
                                           --------      ---------   ---------
  Total                                  $  209,128     $   26,472  $    3,810
                                          =========      =========   =========

13.  Claims and Contingencies

The Company is party to a claim related to an automobile accident involving an officer of the Company. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1996, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

              FIRST ALLIANCE CORPORATION AND SUBSIDIARY

                 SCHEDULE I - SUMMARY OF INVESTMENTS
              OTHER THAN INVESTMENTS IN RELATED PARTIES

                          DECEMBER 31, 1996


                                                                Amount at
                                                              Which Shown in
                                                               the Balance
Type of Investment             Cost<F1>        Value<F2>          Sheet <F3>
--------------------        ------------    -------------     --------------
Fixed Maturities:
 Bonds:
 United States Government
  and government agencies
  and authorities           $ 7,315,121      $ 7,170,030        $ 7,170,030
 States, municipalities
  and political
  subdivisions                1,000,695        1,009,075          1,009,075
 All other corporate bonds    1,779,645        1,767,025          1,767,025
                             ----------       ----------         ----------
   Total fixed maturities    10,095,461        9,946,130          9,946,130

 Notes receivable               221,096          221,096            221,096
 Investments in
  unconsolidated affiliates     129,000           97,184             97,184
                             ----------       ----------         ----------
Total investments           $10,445,557      $10,264,410        $10,264,410
                            ===========      ===========        ===========


<F1>
Original cost of fixed maturities adjusted for amortization of premiums.
<F2>
Represents fair market value of fixed maturities at the balance sheet date determined on the basis of year end market prices.
<F3>
Excludes investments in related parties of $125,000.

                FIRST ALLIANCE CORPORATION

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED BALANCE SHEET

                                                           December 31,

                                                        1996          1995
                                                    ---------     -----------
Assets
Available-for-sale fixed maturities, at fair value
 (amortized cost, $4,025,118 and $500,000
 in 1996 and 1995, respectively)                    $ 3,986,092   $   501,750
Investment in subsidiaries*<F1>                       6,394,607     6,207,623
Cash and cash equivalents                               118,293     4,506,430
Notes receivable                                        196,591             -
Investments in related parties                          125,000             -
Receivables from related parties                         46,279             -
Accrued investment income                                80,722        23,354
Prepaid expenses                                         46,015        53,599
Office furniture and equipment, less accumulated
 depreciation of $37,241 and $17,957 in 1996
 and 1995, respectively                                  44,379        51,074
Advances to agents                                            -         9,430
Receivable from subsidiary*<F1>                           5,714        44,439
Deferred federal income taxes                            13,268             -
Other assets                                             42,968        12,458
                                                     ----------    ----------
Total assets                                        $11,099,928   $11,410,157
                                                     ==========    ==========
Liabilities and Shareholders' Equity

Accounts payable and accrued expenses               $    75,343   $    50,469
Salaries, wages, and benefits payable                    48,986        15,999
Payable to subsidiary*<F1>                                1,163         1,562
Deferred federal income taxes                                 -           595
                                                     ----------    ----------
Total liabilities                                       125,492        68,625

Shareholders' equity:
Preferred stock, 6% non-cumulative convertible
     callable, $5.00 par and liquidation value;
     550,000 shares authorized and
     outstanding at December 31, 1995                         -     2,750,000
Common stock, no par value, 8,000,000 shares
     authorized; 5,579,840 shares issued and
     outstanding at December 31, 1996 and
     2,830,000 shares issued and 3,380,000
     outstanding at December 31, 1995 at $.10
     stated value                                       557,984       338,000
Additional paid-in capital                           11,981,803     9,411,216
Unrealized investment gains (losses) (net of
  deferred federal income tax benefit (expense)
  of $50,773 in 1996 and ($4,765) in 1995)              (98,558)        9,250
Retained earnings-deficit                            (1,466,793)   (1,166,934)
                                                     ----------    ----------
Total shareholders' equity                           10,974,436    11,341,532
                                                     ----------    ----------
Total liabilities and shareholders' equity          $11,099,928   $11,410,157
                                                     ==========    ==========

<F1>
* Eliminated in consolidation

                      FIRST ALLIANCE CORPORATION

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

  CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - DEFICIT

                                                 Years ended December 31,

                                          1996          1995           1994

Revenues
 Service fee revenue*<F1>                $  359,662     $   26,111    $       -
 Net investment income                      223,558        129,324       37,389
 Realized investment losses                  (4,368)             -            -
 Equity in earnings of subsidiaries*<F1>    219,182        199,528            -
 Other income                                 8,963              -            -
                                           --------        -------      -------
  Total revenue                             806,997        354,963       37,389


Benefits and expenses
 Salaries, wages and employee benefits      649,376        545,327      389,643
 Professional fees                          107,456         68,490        7,688
 Legal fees                                       -              -       23,341
 Insurance administration expenses*<F1>      71,667         26,111            -
 Miscellaneous taxes                         20,085              -            -
 Rent expense                                72,868         41,490       31,851
 Depreciation expense                        20,298         13,520        3,810
 Other operating costs and expenses         165,106        103,079       47,831
                                           --------        -------      -------
  Total benefits and expenses             1,106,856        798,017      504,164

Net loss                                   (299,859)      (443,054)    (466,775)

Deficit, beginning of year               (1,166,934)      (723,880)    (257,105)
                                         ----------       --------     --------
Deficit, end of year                    $(1,466,793)   $(1,166,934)   $(723,880)
                                         ==========     ==========     ========

<F1>
* Eliminated in consolidation

                      FIRST ALLIANCE CORPORATION

     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  CONDENSED STATEMENTS OF CASH FLOWS


                                                  Years ended December 31,

                                           1996           1995          1994
                                          ---------     ---------    ---------
Net cash used in operating activities    $ (304,735)   $ (626,516)  $ (525,355)

Investing activities:
 Purchase of available-for-sale fixed
  maturities                             (4,288,438)     (500,000)  (2,621,513)
 Maturity of available-for-sale fixed
  maturities                                748,164     2,621,513            -
 Investment in subsidiaries                (224,000)   (6,000,000)           -
 Investment in related parties             (125,000)            -            -
 Increase in notes receivable              (221,096)            -            -
 Short-term investments acquired, net             -             -            -
 Purchase of furniture and equipment        (13,603)      (54,865)      (7,898)
                                          ---------     ---------    ---------
Net cash used in investing activities    (4,123,973)   (3,933,352)   (2,629,411)

Financing activities:
 Proceeds from stock offering                     -     9,506,850     4,243,150
 Cost of stock offering                      40,571    (1,202,741)     (533,078)
                                          ---------     ---------    ---------
Net cash provided by financing activities    40,571     8,304,109     3,710,072

Increase (decrease) in cash and cash
 equivalents                             (4,388,137)    3,744,241       555,306
                                          ---------     ---------    ---------

Cash and cash equivalents,
 beginning of year                       $4,506,430    $  762,189    $  206,883
                                          ---------     ---------    ---------
Cash and cash equivalents,
 end of year                             $  118,293    $4,506,430    $  762,189
                                          =========     =========     =========


                     FIRST ALLIANCE CORPORATION

          SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                         Future policy
                                           benefits,
                               Deferred     losses,           Other policy
                                policy    claims and           claims and             Net
                               acquision     loss     Unearned  benefits    Premium investment
                                 costs   expenses<F1> premiums payable<F2>  revenue  income
                                -------    -------    -------   -------     -------   -------

December 31, 1996

Life insurance and annuity
 operations                    $749,610   $884,243   $118,046  $207,809    $901,584  $393,502
Venture capital operations            -          -          -         -           -   (31,816)
Corporate operations                  -          -          -         -           -   223,558
                                -------    -------    -------   -------     -------   -------
 Total                         $749,610   $884,243   $118,046  $207,809    $901,584  $585,244
                                =======    =======    =======   =======     =======   =======

December 31, 1995

Life insurance and annuity
 operations                    $ 51,212   $ 58,107   $  8,184  $      -    $ 63,524  $311,090
Venture capital operations            -          -          -         -           -         -
Corporate operations                  -          -          -         -           -   129,325
                                -------    -------    -------   -------     -------   -------
 Total                         $ 51,212   $ 58,107   $  8,184  $      -    $ 63,524  $440,415
                                =======    =======    =======   =======     =======   =======

                                 Benefits,  Amortization
                                  claims,    of deferred
                                losses and     policy       Other
                                settlement   acquisition  operating
                                  expenses     costs       expenses
                                 --------     -------      --------
December 31, 1996

Life insurance and annuity
 operations                     $ 440,741    $161,163     $ 239,302
Venture capital operations              -           -        93,937
Corporate operations                    -           -       747,194
                                 --------     -------      --------
 Total                          $ 440,741    $161,163    $1,080,433
                                =========    ========    ==========

December 31, 1995

Life insurance and annuity
 operations                     $ 25,272     $ 12,952    $  100,867
Venture capital operations             -            -             -
Corporate operations                   -            -       771,907
                                 -------      -------    ----------
 Total                          $ 25,272     $ 12,952    $  872,774
                                ========     ========    ==========


<F1>
Includes annuity contract liabilities.
<F2>
Includes policyholder premium deposits.

                      FIRST ALLIANCE CORPORATION

                      SCHEDULE IV - REINSURANCE
                                                                               Percentage
                                                                               of Amount
                                                     Ceded    Assumed           Assumed
                                           Gross     Other   from other   Net    to Net
                                           Amount   Companies Companies Amount  Amounts
                                          --------  --------  -------- -------- --------
Life insurance in force (in thousands):
 December 31, 1996                        $ 86,418   $38,598   $     -  $ 47,820      -
 December 31, 1995                           5,422       696         -     4,726      -

Premiums:
 December 31, 1996                        $944,011   $42,427   $     -  $901,584      -
 December 31, 1995                          63,524         -         -    63,524      -
