Form 10-Q
period 1997-03-31
FIRST ALLIANCE CORP /KY/
filed 1997-05-14
CIK 910603

United States
              Securities and Exchange Commission
                    Washington, D.C. 20549

                          FORM 10-Q
                          (Mark One)

[X]     Quarterly Report Pursuant to Section 14 or 15(d) of
        the Securities and Exchange Act of 1934 For the Period Ended March 31, 1997.
                                   or
[]      Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934
            For the Transistion Period From     to

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

Common Stock, No Par Value - 5,579,840 as of May 12, 1997


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in dollars)



                                                      March 31,    December 31,
                                                        1997          1996
                                                      (Unaudited)
Assets

Investments:
  Available-for-sale fixed maturities, at fair value
  (amortized cost, $9,087,799 and $10,095,461 in
  1997 and 1996, respectively)                        $8,810,204    $9,946,130
  Preferred Stock                                      1,000,000             -
  Investments in unconsolidated affiliates                63,582             -
  Other investments                                      427,204       318,280

Total investments                                     10,300,990    10,264,410

Cash and cash equivalents                                849,964       908,276
Investments in related parties                           125,000       125,000
Receivables from related parties                          15,059        46,279
Accrued investment income                                131,638       171,416
Deferred policy acquisition costs                        855,731       749,610
Prepaid expenses                                          56,963        46,625
Office furniture and equipment, less accumulated
  depreciation of $43,014 and $ 38,790 in 1997
  and 1996, respectively                                  46,361        47,722
Premiums due                                             115,318        42,522
Other assets                                             147,984       129,212
Total Assets                                         $12,645,008   $12,531,072


Liabilities and Shareholders' Equity

Policy liabilities and accruals                        1,435,282     1,365,099
Federal income taxes payable                              14,702        40,572
Other liabilities                                        327,333       150,965
Total liabilities                                      1,777,317     1,556,636


Commitments and Contingencies (Note H)

Shareholders' equity:
Preferred stock 6% non-cumulative convertible
  callable, $5.00 par and liquidation value;
  550,000 shares authorized and outstanding at
  March 31, 1997 and December 31,1996                          -             -
Common stock, no par value, 8,000,000 shares
  authorized; 5,579,840 shares issued and outstanding
  at March 31, 1997 and December 31, 1996                557,984       557,984
Additional paid in capital                            11,981,820    11,981,803
Unrealized investment gains (losses) (net of
  deferred  federal income tax benefit (expense)
  of $94,384                                            (183,211)      (98,558)
Retained Earnings                                     (1,488,902)   (1,466,793)
Total Shareholders' equity                            10,867,691    10,974,436
Total liabilities and shareholders' equity           $12,645,008   $12,531,072

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in dollars)


                                                          Three months ended
                                                        March 31,    March 31,
                                                          1997         1996
                                                      (Unaudited)  (Unaudited)

Revenues
  Premium Income                                         397,249       228,538
  Net Investment Income                                  152,357       151,604
  Earnings of unconsolidated affiliates and
  other income                                           (44,910)        3,568
   Total revenue                                         504,696       383,710

Benefits and expenses
  Salaries, wages and employee benefits                   91,472       128,132
  Increase in policy reserves                            101,567        95,776
  Amortization of deferred policy acquisition costs      128,183        31,329
  Other insurance benefits and expenses                   82,001        36,340
  Other expenses                                          81,082        52,864

  Total benefits and expenses                            484,305       344,441

Income/(loss) from operations                             20,391        39,269

Federal income taxes                                      42,500        51,000

Net loss                                              $  (22,109) $    (11,731)

Net loss per common share                             $   (0.004) $    ( 0.002)

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amount in dollars)

                                                          Three months ended
                                                        March 31,    March 31,
                                                          1997         1996
                                                      (Unaudited)  (Unaudited)
Operating activities:

Net cash provided/(used) in operating activities         (41,114)       95,275

Investing activities:
  Purchase of available-for-sale fixed maturities       (251,452)   (8,122,356)
  Maturity of available-for-sale fixed maturities      1,240,781     1,000,000
  Short-term investments sold/(acquired)                       -     2,611,979
  Notes Receivable                                      (186,108)            -
  Purchase of Preferred Stock                         (1,000,000)            -
  Purchase of Common Stock                               (20,000)            -
  Purchase of furniture and equipment                     (2,863)       (2,725)
Net cash used in investing activities                   (219,642)   (4,513,102)

Financing activities:
  Deposits on annuity contracts                          202,444       142,271
Net cash provided by financing activities                202,444       142,271

Decrease in cash and cash equivalents                    (58,312)   (4,275,556)

Cash and cash equivalents beginning of period            908,276     6,087,294

Cash and cash equivalents at end of period               849,964     1,811,738

See notes to condensed consolidated financial statements.

Part I
                   FIRST ALLIANCE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS

(A)  Basis of Presentation

The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the three month period ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(B)  Subsidiary Operations

The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), results of operations are included in the condensed consolidated financial information for the three month period ending March 31, 1997.

(C)  Investments

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects.The following table details the investment values at March 31, 1997:


                                           Gross        Gross
                              Amortized    Unrealized   Unrealized   Fair
                                Cost       Gains        Loss         Value


U.S. Government Bonds        $6,060,281   $        -   $(217,627)   $5,842,654

Municipal Bonds               1,249,808        2,992     (15,156)    1,237,644

Corporate Bonds               1,777,713            -     (47,804)    1,729,909


     Total                   $9,087,802       $2,992   $(280,587)   $8,810,207



On March 31, 1997, the Company purchased 400,000 shares of the Preferred Stock of U.S. Star Financial Corporation ("U.S.Star") of Oakbrook Terrace, Illinois for $800,000. On that same date, FAIC purchased 100,000 shares of the same Preferred Stock for $200,000. The Preferred shares are convertible into common shares at a rate of one share of preferred for one share of common. U.S.Star can require the conversion if it meets conditions set forth in the security agreement. If the preferred shares are not converted within eighteen months of the date of purchase, the preferred shares can be redeemed at the original purchase price. These shares have been recorded in the financial statements at cost.

(D) Deferred Policy Acquisition Costs

Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits. These acquisition costs are being amortized over the premium paying period of the related policies. Deferred policy acquisition costs are summarized below:


                                                     March 31, 1997

        Balance beginning of year                      $  749,610
        Policy acquisition costs, deferred                234,305
        Amortization                                     (128,183)
        Balance at end of quarter                      $  855,732


(E)  Net Loss Per Common Share

Net loss per common share is based upon the weighted average number of common shares outstanding each year. For the quarters ended March 31, 1997 and March 31, 1996, all shares are assumed to be outstanding. Accordingly, the weighted average outstanding common shares is 5,579,840.

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


(G)  Federal Income Taxes

The company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the quarter ended March 31, 1997 is calculated using an effective rate derived from the previous year tax expense. At March 31, 1997 the estimated Federal Income tax expense was $42,500.

(H)  Commitments and Contingencies

The Company is party to a claim related to an automobile accident involving an officer of the Company. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as March 31, 1997, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverage, should not have a material adverse effect on the Company's financial position.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statements. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

Revenues for the three months ended March 31 totaled $504,696 in 1997 and $383,710 in 1996. The primary source of revenue for the Company is life insurance premium income. Premium income for the first three months of 1997 increased $168,711 in comparison to 1996 results. Premium income consists of life insurance premium sales of the Company's initial product referred to as the "Alliance 2000." An annuity rider is also included with the Alliance 2000; however, according to Statement of Financial Accounting Standards ("SFAS")
No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue. Annuity premium receipts for the first quarter totaled $202,444 and are recognized as annuity contract liabilities net of a twenty percent first year load. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year premiums due. However, SFAS
No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At March 31, 1997, $3,089 of reinsurance premiums were recorded as a liability.

Combined net investment income for FAIC and the Company totaled $154,498 for the quarter ended March 31,1997 and $151,604 for the same period in 1996. Net investment income increased over the last two years due to the growth of FAIC's insurance operations, which provided a larger invested asset base.

For the period ended March 31, 1997, expenses totaled $484,305 representing an increase of $139,864 over the same period of 1996. This increase was primarily due to the growth in FAIC's insurance operations. Life policy reserve expense totaled $101,567 for the quarter ended March 31, 1997 as compared to $95,776 for the same period in 1996. Policy reserves are established with the sale of life insurance. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $308,288 for the quarter and $236,743 for the same period in 1996, were reclassified as deferred policy acquisition costs. Amortization of these costs totaled $128,183 for the quarter ended March 31, 1997 and $31,329 for the same period in 1996. Death claims incurred during the first quarter of 1997 totaled $17,069. There were no death claims for the same period in 1996. Expenses directly related to FAIC's agency totaled $40,809 for the first quarter of 1997. These expenses include agent's health insurance , agency meetings, recruiting , and other expenses directly related to the sale of insurance and annuities. Direct agency expenses totaled $35,034 for the same period in 1996.

Salaries and benefit expenses totaled $82,873 for the first quarter of 1997 and $128,132 for the same period of 1996. The decrease of $45,259 from 1996 to 1997 is mainly attributable to the allocation of salaries when the financial statements are consolidated. Professional fees totaled $34,157 for the first quarter of 1997 and $10,762 in 1996. The increase of $23,395 from last year is attributable to the development of new products and the accrual of fiscal year 1997 estimated audit fees.

During the first quarter of 1997, FKCC incurred operating losses totaling $39,119. These losses are the result of the inclusion of operating losses from Medical Acceptance Corporation ("MAC") in the operating results of the Company and the equity in the losses of LGP, Inc. and Cybertyme, Inc.

Income tax expense, which is calculated based on the earnings of FAIC, totaled $42,500 during the first quarter of 1997 and $7,627 for the same period of 1996. Current tax expense is estimated based on the effective tax rate for fiscal year 1996.

Consolidated Financial Condition

Changes in the consolidated balance sheet of March 31, 1997 compared to December 31, 1996 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $113,937 from December 31, 1996 to March 31, 1997. Deferred policy acquisition costs increased $106,122 net of $128,183 of amortization as the result of new business written by FAIC and the costs related to existing policies entering a second duration being deferred.

Policy and contract liabilities increased $232,913 principally because of
(i) life policy reserves increased $101,567 due to policies written in 1997 and existing policies entering a second duration and (ii) annuity contract liabilities increased $175,302 as the result of annuity premiums received which are recorded as a liability. These increases were partially offset by a decrease of $53,794 of death claim liabilities.

Changes in other liabilities include (i) an increase of $12,076 in accrued payroll due to employee incentives; (ii) a decrease of $27,537 related to commitments for Advisory Board Members; (iii) a decrease of $16,010 in deferred tax liability; and (iv) an increase of $12,548 in federal tax payable due to first quarter operations of FAIC.

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1997

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 First Alliance Corporation
                      (registrant)



/s/ Michael N. Fink                                  Date       May 12, 1997
Michael N. Fink, President



/s/ Thomas I. Evans                                  Date       May 12, 1997
Thomas I. Evans, Vice President/Asst. Secretary