Form 10-Q
period 1997-06-30
FIRST ALLIANCE CORP /KY/
filed 1997-08-13
CIK 910603

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q
                           (Mark One)


[X] Quarterly Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1997

                               or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]




             Applicable Only to Corporate Insurers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 5,579,840 shares as of August 1, 1997.



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in dollars)



                                                      June 30,     December 31,
                                                        1997           1996
                                                     (Unaudited)
Assets

Investments:
  Available-for-sale fixed maturities, at fair value
    (amortized cost, $9,032,181 and $10,095,461 in
     1997 and 1996, respectively)                    $8,880,174    $9,946,130
  Preferred Stock                                     1,000,000             -
  Investments in unconsolidated affiliates               56,744             -
  Other investments                                     405,523       318,280

Total investments                                    10,342,441    10,264,410

Cash and cash equivalents                               988,718       908,276
Investments in related parties                          125,000       125,000
Receivables from related parties                         20,145        46,279
Accrued investment income                               163,886       171,416
Deferred policy acquisition costs                       980,582       749,610
Prepaid expenses                                         57,293        46,625
Office furniture and equipment, less accumulated
  depreciation of $47,342 and $ 38,790 in 1997
  and 1996, respectively                                 42,314        47,722
Premiums due                                             94,229        42,522
Other assets                                            154,544       129,212
Total Assets                                        $12,969,152   $12,531,072


Liabilities and Shareholders' Equity

Policy liabilities and accruals                       1,730,584     1,365,099
Federal income taxes payable                             14,702        40,572
Other liabilities                                       407,134       150,965
Total liabilities                                     2,152,420     1,556,636


Commitments and Contingencies (Note H)

Shareholders' equity:
Preferred stock 6% non-cumulative convertible
  callable, $5.00 par and liquidation value;
  550,000 shares authorized and outstanding at
  June 30, 1997 and December 31, 1996                         -             -
Common stock, no par value, 8,000,000 shares
  authorized; 5,579,840 shares issued and outstanding
  at June 30, 1997 and December 31, 1996                557,984       557,984
Additional paid in capital                           11,981,820    11,981,803
Unrealized investment gains (losses) net of
  deferred federal income tax benefit (expense)
  of $51,682 in 1997 and $50,773 in 1996               (100,323)      (98,558)
Retained Earnings                                    (1,622,749)   (1,466,793)
Total Shareholders' equity                           10,816,732    10,974,436
Total liabilities and shareholders' equity          $12,969,152   $12,531,072

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in dollars)



                                             Three months ended           Six months ended
                                            June 30,     June 30,      June 30,      June 30,
                                              1997         1996          1997          1996
                                          (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)

Revenues
  Premium Income                           $248,946     $191,924      $646,195       $420,462
  Net Investment Income                     132,194      154,138       284,551        305,742
  Earnings of unconsolidated affiliates
  and other income                            8,052        2,261       (36,858)         5,829
   Total revenue                            389,192      348,323       893,888        732,033

Benefits and expenses
  Salaries, wages and employee benefits      97,113       80,696       188,585        208,828
  Increase in policy reserves                80,125       79,281       181,692        175,057
  Amortization of deferred policy
   acquisition costs                         64,210       76,689       192,393        108,018
  Other insurance benefits and expenses      63,446       46,306       109,160         82,646
  Professional and other fees                71,784       35,106       142,228         63,222
  Other taxes                                     -       17,475         4,985         17,475
  Other expenses                            109,661       67,077       151,601         91,825

  Total benefits and expenses               486,339      402,630       970,644        747,071

Income/(loss) from operations               (97,147)     (54,307)      (76,756)       (15,038)

Federal income taxes                         36,700      (12,200)       79,200         38,800

Net loss                                  $(133,847)    $(42,107)    $(155,956)      $(53,838)

Net loss per common share                   $(0.024)     $(0.008)      $(0.028)       $(0.010)

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amount in dollars)

                                                         Six months ended
                                                     June 30,         June 30,
                                                       1997             1996
                                                   (Unaudited)      (Unaudited)
Operating activities:

Net cash provided/(used) in operating activities   $(106,518)        $(16,770)

Investing activities:
  Purchase of available-for-sale fixed maturities   (501,452)      (9,001,346)
  Maturity of available-for-sale fixed maturities  1,539,680        1,000,000
  Short-term investments sold/(acquired)                   -        2,611,979
  Notes Receivable                                  (164,428)               -
  Purchase of Preferred Stock                     (1,000,000)               -
  Purchase of Common Stock                           (20,000)               -
  Purchase of furniture and equipment                 (3,144)          (9,330)
Net cash used in investing activities               (149,344)      (5,398,697)

Financing activities:
  Deposits on annuity contracts                      336,304          263,965
  Cost of stock offering                                   -          (34,425)
Net cash provided by financing activities            336,304          229,540

Increase(Decrease) in cash and cash equivalents       80,442       (5,185,927)

Cash and cash equivalents beginning of period       $908,276       $6,087,294

Cash and cash equivalents at end of period          $988,718         $901,367

See notes to condensed consolidated financial statements.

Part I
                       FIRST ALLIANCE CORPORATION

                    NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS

(A)  Basis of Presentation

The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the six month period ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(B)  Subsidiary Operations

The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), results of operations are included in the condensed consolidated financial information for the six month period ending June 30, 1997.

(C)  Investments

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at June 30, 1997:

                                       Gross        Gross
                         Amortized     Unrealized   Unrealized     Fair
                           Cost        Gains        Loss           Value

U.S. Government Bonds   $6,007,356    $        -    $(133,695)   $5,873,661

Municipal Bonds          1,248,825        12,254       (9,297)    1,251,782

Corporate Bonds          1,776,000             -      (21,269)    1,754,731

    Total               $9,032,181       $12,254    $(164,261)   $8,880,174



On March 31, 1997, the Company purchased 400,000 shares of the Preferred Stock of U.S. Star Financial Corporation ("U.S.Star") of Oakbrook Terrace, Illinois for $800,000. On that same date, FAIC purchased 100,000 shares of the same Preferred Stock for $200,000. The Preferred shares are convertible into common shares at a rate of one share of preferred for one share of common and are secured with bond funds, which are in possession of the Company, equal to the total investment. U.S.Star can require the conversion if it meets conditions set forth in the security agreement. If the preferred shares are not converted within eighteen months of the date of purchase, the preferred shares can be redeemed at the original purchase price. These shares have been recorded in the financial statements at cost.

(D)  Deferred Policy Acquisition Costs

Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits.
These acquisition costs are being amortized over the premium paying period of the related policies. Deferred policy acquisition costs are summarized below:


                                                  June 30, 1997

             Balance beginning of year              $749,610
             Policy acquisition costs, deferred      423,365
             Amortization                           (192,393)
             Balance at end of quarter              $980,582


(E)  Net Loss Per Common Share

Net loss per common share is based upon the weighted average number of common shares outstanding each year. For the quarters ended June 30, 1997 and June 30, 1996, all shares are assumed to be outstanding. Accordingly, the weighted average outstanding common shares is 5,579,840 at June 30, 1997 and 1996.

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

(G)  Federal Income Taxes

The company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the quarter ended June 30, 1997 is calculated using an effective rate derived from the previous year tax expense. At June 30, 1997, the estimated Federal Income tax expense was $79,200.

(H)  Commitments and Contingencies

The Company is party to a claim related to an automobile accident involving an officer of the Company. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as June 30, 1997, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverage, should not have a material adverse effect on the Company's financial position.


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

The statements contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward -looking statements. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

Revenues for the six months ended June 30 totaled $893,888 in 1997 and $732,033 in 1996. The primary source of revenue for the Company is life insurance premium income. Premium income for the first six months of 1997 increased $225,733 in comparison to 1996 as the result of new business written along with policies entering a second duration. Earnings of unconsolidated affiliates and other income includes operating losses of $17,184 for LGP, Inc. and $23,256 for Cybertyme for the six months ended June 30, 1997. Premium income consists of life insurance premium sales of the Company's initial product referred to as the "Alliance 2000." An annuity rider is also included with the Alliance 2000; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments," annuity premium income is not recognized as revenue. Annuity premium receipts for the six months ended June 30, 1997 totaled $372,272 and are recognized as annuity contract liabilities net of a twenty percent first year load. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At June 30, 1997, $8,936 of reinsurance premiums were recorded as a liability.

Combined net investment income for FAIC and the Company totaled $284,551 for the two quarters ended June 30, 1997 and $305,742 for the same period in 1996. Net investment income increased over the last two years due to the growth of FAIC's insurance operations, which provided a larger invested asset base.

For the six months ended June 30, 1997, expenses totaled $970,644 representing an increase of $223,573 over the same period of 1996. This increase was primarily due to the growth in FAIC's insurance operations. Life policy reserve expense totaled $181,692 for the two quarters ended June 30, 1997 as compared to $175,057 for the same period in 1996. Policy reserves are established with the sale of life insurance. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $423,365 for the six month period ended
June 30, 1997 and $423,119 for the same period in 1996, were reclassified as deferred policy acquisition costs. Amortization of these costs totaled $192,393 for the two quarters ended June 30, 1997 and $108,018 for the same period in 1996. Death claims incurred during the first six months of 1997 totaled $17,069. There were no death claims for the same period in 1996. Expenses directly related to FAIC's agency totaled $67,710 for the first six months of 1997. These expenses include agent's health insurance, agency meetings, recruiting, and other expenses directly related to the sale of insurance and annuities. Direct agency expenses totaled $64,878 for the same period in 1996.

Salaries and benefit expenses totaled $188,585 for the six months ended June 30, 1997 and $208,828 for the same period of 1996. The decrease of $20,243 from 1996 to 1997 is mainly attributable to the allocation of salaries when the financial statements are consolidated. Professional fees totaled $105,941 for the first six months of 1997 and $30,610 in 1996. The increase of $75,331 from last year is attributable to the development of new products and the accrual of fiscal year 1997 estimated audit fees.

During the first two quarters of 1997, FKCC incurred operating losses totaling $76,579. These losses are the result of the inclusion of operating losses from Medical Acceptance Corporation ("MAC") in the operating results of the Company
and the equity in the losses of LGP, Inc. and Cybertyme, Inc.   Additionally,
notes receivable from LGP, Inc. totaling $31,000 was written off during the second quarter.

Income tax expense, which is calculated based on the earnings of FAIC, totaled $79,200 during the first six months of 1997 and $38,800 for the same period of 1996. Current tax expense is estimated based on the effective tax rate for fiscal year 1996.

Consolidated Financial Condition

Changes in the consolidated balance sheet of June 30, 1997 compared to December 31, 1996 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $438,080 from December 31, 1996 to June 30, 1997. Deferred policy acquisition costs increased $230,972 net of $192,393 of amortization as the result of new business written by FAIC and the costs related to existing policies entering a second duration being deferred.

Policy and contract liabilities increased $488,214 principally because of
(i) life policy reserves increased $181,692 due to policies written in 1997 and existing policies entering a second duration and (ii) annuity contract liabilities increased $336,304 as the result of annuity premiums received which are recorded as a liability. These increases were partially offset by a decrease of $53,794 of death claim liabilities.

Changes in other liabilities include (i) an increase of $19,141 in accrued payroll due to employee incentives; (ii) a decrease of $21,725 related to commitments for Advisory Board Members; (iii) an increase of $63,391 in deferred tax liability; and (iv) an increase of $12,548 in federal tax payable due to two quarters of operations of FAIC.

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the six months ended June 30, 1997

 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  First Alliance Corporation
                        (registrant)





/s/ Michael N. Fink                                Date   August 12, 1997
Michael N. Fink, President



/s/ Thomas I. Evans                                Date   August 12, 1997
Thomas I. Evans, Vice President/Asst. Secretary