Form 10-Q
period 1997-09-30
FIRST ALLIANCE CORP /KY/
filed 1997-11-14
CIK 910603

United States
                 Securities and Exchange Commission
                       Washington, D.C. 20549

                              FORM 10-Q
                             (Mark One)


[ X ] Quarterly Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 1997

                                 or

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
 (State or other jurisdiction of             (I.R.S. Employer
   corporation or organization)              Identification Number)

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

Common Stock, No Par Value - 5,579,840 shares as of November 1, 1997.



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  September 30,    December 31,
                                                      1997            1996
                                                  (Unaudited)
Assets

Investments:
  Available-for-sale fixed maturities, at fair
    value (amortized cost, $8,775,809 and
    $10,095,461 in 1997 and 1996, respectively)   $8,732,812      $9,946,130
  Preferred Stock                                  1,000,000               -
  Investments in unconsolidated affiliates            49,906          97,184
  Other investments                                  425,152         221,096

Total investments                                 10,207,870      10,264,410

Cash and cash equivalents                          1,356,745         908,276
Investments in related parties                       125,000         125,000
Receivables from related parties                      58,961          46,279
Accrued investment income                            126,251         171,416
Deferred policy acquisition costs                  1,110,377         749,610
Prepaid expenses                                      43,734          46,625
Office furniture and equipment, less accumulated
  depreciation of $51,765 and $ 38,790 in 1997
  and 1996, respectively                              38,538          47,722
Premiums due                                          89,700          42,522
Other assets                                         123,083         129,212
Total assets                                     $13,280,259     $12,531,072


Liabilities and Shareholders' Equity

Policy liabilities and accruals                    2,103,558       1,487,628
Deferred tax liabilities                             156,071          38,418
Federal income taxes payable                          14,702           2,154
Other liabilities                                    161,541          28,436
Total liabilities                                  2,435,872       1,556,636


Commitments and contingencies (Note H)

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
  authorized; 5,579,840 shares issued and
  outstanding at September 30, 1997 and
  December 31, 1996                                  557,984         557,984
Additional paid in capital                        11,981,820      11,981,803
Unrealized investment losses net of
  deferred federal income tax benefit
  of $14,619 in 1997 and $50,773 in 1996             (28,377)        (98,558)
Retained earnings-deficit                         (1,667,040)     (1,466,793)
Total shareholders' equity                        10,844,387      10,974,436
Total liabilities and shareholders' equity       $13,280,259     $12,531,072

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                     Three months ended    Nine months ended
                                    Sept 30,    Sept 30,   Sept 30,   Sept 30,
                                      1997        1996      1997        1996
                                  (Unaudited) (Unaudited)(Unaudited)(Unaudited)

Revenues
  Net premium income               $266,101    $203,470   $912,296   $623,932
  Net investment income             153,096     153,935    437,647    459,677
  Earnings of unconsolidated
   affiliates and other income      (26,232)      5,768    (63,090)    11,597
   Total revenue                    392,965     363,173  1,286,853  1,095,206

Benefits and expenses
  Salaries, wages and
   employee benefits                 81,972     136,098    270,557    344,926
  Increase in policy reserves        86,428      90,761    268,120    265,818
  Amortization of deferred policy
   acquisition costs                 58,912      31,737    251,305    139,755
  Other insurance benefits and
   expenses                          90,094      50,860    199,254    133,506
  Professional and other fees        15,732      28,258    157,960     91,480
  Other taxes                         8,626      43,204     13,611     60,679
  Other expenses                     68,293      42,581    219,894    134,406
   Total benefits and expenses      410,057     423,499  1,380,701  1,170,570

Loss from operations                (17,092)    (60,326)   (93,848)   (75,364)

Income tax expense                   27,200      14,600    106,400     53,400

Net loss                           $(44,292)   $(74,926) $(200,248) $(128,764)

Net loss per common share           $(0.008)   $ (0.013)   $(0.036)   $(0.023)

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine months ended
                                          September 30,         September 30,
                                              1997                  1996
                                           (Unaudited)           (Unaudited)
Operating activities:

Net cash used in operating activities      $(307,191)            $(318,960)

Investing activities:
  Purchase of available-for-sale
   fixed maturities                         (750,000)           (9,001,346)
  Maturity of available-for-sale
   fixed maturities                        2,039,680             1,000,000
  Short-term investments sold                      -             2,611,979
  Purchase of Preferred Stock             (1,000,000)                    -
  Purchase of other investments              (20,000)                    -
  Purchase of furniture and equipment         (3,791)               (8,987)
Net cash used in investing activities        265,889            (5,398,354)

Financing activities:
  Deposits on annuity contracts              489,754               388,517
  Cost of stock offering                          17               (37,994)
Net cash provided by financing activities    489,771               350,523

Increase(Decrease) in cash and cash
  equivalents                                448,469            (5,366,791)

Cash and cash equivalents beginning
  of period                                 $908,276            $6,087,294

Cash and cash equivalents at end of
  period                                  $1,356,745              $720,503

See notes to condensed consolidated financial statements.

Part I

                   FIRST ALLIANCE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS

(A)  Basis of Presentation

The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the nine month periods ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(B)  Subsidiary Operations

The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), results of operations are included in the condensed consolidated financial information for the nine month period ending September 30, 1997.

(C)  Investments

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at September 30, 1997:

                                       Gross        Gross
                          Amortized    Unrealized   Unrealized    Fair
                            Cost       Gains        Losses        Value

U.S. Government Bonds    $5,754,856  $         -    $(66,940)    $5,687,916

Municipal Bonds           1,246,843       22,847      (4,728)     1,264,962

Corporate Bonds           1,774,110       10,354      (4,530)     1,779,934

   Total                 $8,775,809  $    33,201    $(76,198)    $8,732,812


On March 31, 1997, the Company purchased 400,000 shares of the $2.00 par value Secured Non-Cumulative Redeemable Convertible Preferred Stock of U.S. Star Financial Corporation ("U.S. Star") of Oakbrook Terrace, Illinois for $800,000. The Preferred Stock has no dividend provisions and is collateralized with securities that equal the purchase price. All interest earned on the collateral is retained by U.S. Star. On that same date, FAIC purchased 100,000 shares of the same Preferred Stock for $200,000.
The Preferred shares are convertible into common shares at a rate of one share of preferred for one share of common and are secured with bond funds, which are in possession of the Company, equal to the total investment. U.S. Star can require the conversion if it meets conditions set forth in the security agreement. If the preferred shares are not converted within eighteen months of the date of purchase, the preferred shares can be redeemed at the original purchase price. These shares have been recorded in the financial statements at cost.

(D)  Deferred Policy Acquisition Costs

Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits.
These acquisition costs are being amortized over the premium paying period of the related policies. Deferred policy acquisition costs are summarized below:

                                                Nine months ended
                                                September 30, 1997

           Balance beginning of year                  $749,610
           Policy acquisition costs, deferred          612,072
           Amortization                               (251,305)
           Balance at end of quarter                $1,110,377


(E)  Net Loss Per Common Share

Net loss per common share is based upon the weighted average number of common shares outstanding for each period. For the period ended September 30, 1996, all shares are assumed to be converted and outstanding (see discussion in
following note).   Accordingly, the weighted average outstanding common shares is 5,579,840 for the periods ended September 30, 1997 and 1996.


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

(G)  Federal Income Taxes

The Company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the quarter ended September 30, 1997 is calculated using an effective rate derived from the previous year tax expense. At September 30, 1997, the estimated Federal Income tax expense was $106,400.

(H)  Commitments and Contingencies

The Company is party to litigation related to an automobile accident involving an officer of the Company. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as September 30, 1997, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverage, should not have a material adverse effect on the Company's financial position.


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

Results of Operations

Revenues for the nine months ended September 30 totaled $1,286,853 in 1997 and $1,095,206 in 1996. The primary source of revenue for the Company is life insurance premium income. Premium income for the first nine months of 1997 increased $288,364 in comparison to 1996 as the result of new business written along with policies entering a second duration. Earnings of unconsolidated affiliates and other income includes operating losses of $17,184 for LGP, Inc. and $30,094 for Cybertyme for the nine months ended September 30, 1997.
Premium income consists of life insurance premium sales of the Company's initial product referred to as the "Alliance 2000." An annuity rider is also included with the Alliance 2000; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments," annuity premium income is not recognized as revenue. Annuity premium receipts for the nine months ended September 30, 1997 totaled $528,228 and are recognized as annuity contract liabilities net of a twenty percent first year load. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At September 30, 1997, $13,297 of reinsurance premiums were recorded as a liability.

Combined net investment income for FAIC and the Company totaled $437,647 for the three quarters ended September 30, 1997 and $459,677 for the same period in 1996. Net investment income decreased over the last two quarters due to the sale of investments which were not reinvested and the loss of interest on funds used to purchase the U.S. Star investment.

For the nine months ended September 30, 1997, expenses totaled $1,380,701 representing an increase of $210,131 over the same period of 1996. This increase was primarily due to the growth in FAIC's insurance operations.
Life policy reserve expense totaled $268,120 for the three quarters ended September 30, 1997 as compared to $265,818 for the same period in 1996.
Policy reserves are established with the sale of life insurance. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $612,072 for the nine month period ended September 30, 1997 and $630,799 for the same period in 1996, were reclassified as deferred policy acquisition costs. Amortization of these costs totaled $251,305 for the three quarters ended September 30, 1997 and $109,323 for the same period in 1996. Death claims incurred during the first nine months of 1997 totaled $25,469. There were no death claims for the same period in 1996. Expenses directly related to FAIC's agency totaled $117,073 for the first nine months of 1997. These expenses include agent's health insurance, agency meetings, recruiting, and other expenses directly related to the sale of insurance and annuities. Direct agency expenses totaled $101,870 for the same period in 1996.

Salaries and benefit expenses totaled $270,557 for the nine months ended September 30, 1997 and $344,926 for the same period of 1996. The decrease of $74,369 from 1996 to 1997 is mainly attributable to the increase in deferable policy acquisition costs. Professional fees totaled $116,058 for the first nine months of 1997 and $46,821 in 1996. The increase of $69,237 from last year is attributable to the development of new products and the accrual of fiscal year 1997 estimated audit fees.

During the first three quarters of 1997, FKCC incurred operating losses totaling $82,211. These losses are the result of the inclusion of operating losses from Medical Acceptance Corporation ("MAC") in the operating results of the Company and the equity in the losses of LGP, Inc. and Cybertyme, Inc. Additionally, notes receivable from LGP, Inc. totaling $31,000 was written off during the second quarter.

Income tax expense, which is calculated based on the earnings of FAIC, totaled $106,400 during the first nine months of 1997 and $53,400 for the same period of 1996. Income tax expense is estimated based on the effective tax rate for fiscal year 1996.

During August of 1997, FAIC modified the initial product referred to as the "Alliance 2000". The modifications include changes to the death benefits and premium and commission structures. With the modifications, the entire premium is allocated to life insurance in the first year. At September 30, 1997 approximately twenty policies had been delivered for the new product.

Consolidated Financial Condition

Changes in the consolidated balance sheet of September 30, 1997 compared to December 31, 1996 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $749,187 from December 31, 1996 to September 30, 1997. Cash and cash equivalents increased $448,469 over the first nine months of 1997 primarily due to the increase in cash received from new applications and receipt of renewal premiums. Deferred policy acquisition costs increased $360,767 net of $251,305 of amortization as the result of new business written by FAIC and the costs related to existing policies entering a second duration being deferred.

Policy and contract liabilities increased $615,930 principally because of (i) life policy reserves increased $268,120 due to policies written in 1997 and existing policies entering a second duration and (ii) annuity contract liabilities increased $489,754 as the result of annuity premiums received which are recorded as a liability. These increases were partially offset by a decrease of $85,394 of death claim liabilities.

Changes in other liabilities include (i) an increase of $28,179 in accrued payroll due to employee incentives; (ii) a decrease of $16,110 related to commitments for Advisory Board Members; (iii) an increase of $117,654 in deferred tax liability; and (iv) an increase of $12,548 in federal tax payable due to three quarters of operations of FAIC.

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

Part II.

Item 1.   Legal Proceedings

The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak as the Plaintiff. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of September 30, 1997, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Defaults upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the nine months ended September 30, 1997

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
(registrant)



 /s/ Michael N. Fink                               Date   November 12, 1997
Michael N. Fink, President


/s/ Thomas I. Evans                                Date   November 12, 1997
Thomas I. Evans, Vice President/Asst. Secretary