Form 10-K
period 1997-12-31
FIRST ALLIANCE CORP /KY/
filed 1998-03-31
CIK 910603

                         United States
                 Securities and Exchange Commission
                    Washington, D.C.  20549

                            FORM 10-K

                            (Mark One)

[X] Annual Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997.
                                or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From       to       .

                Commission file number : 33-67312

                    FIRST ALLIANCE CORPORATION
      (exact name of registrant as specified in its charter)

          Kentucky                                      61-1242009
     (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Idenitification number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form [X]

               Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 5,579,840 shares as of March 1, 1998

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

On October 28, 1995, the Company completed the public stock offering. The company raised total capital of $13,750,000 which includes a 10% oversale of
$1,250,000 contemplated in the public filing.   Six million dollars of the
proceeds of the stock sale were used to capitalize the life insurance subsidiary. Three million dollars of the proceeds will be used to capitalize the venture capital company based on a schedule as determined by the Company's Board of Directors. During 1997 and 1996, $316,000 of the proceeds were used in the initial capitalization of the Company's wholly-owned venture capital
subsidiary, First Kentucky Capital Corporation ("FKCC").   The remainder of
the proceeds will provide resources for additional capital for the life insurance subsidiary or capital for the possible acquisition of life insurance or insurance related company(s). At April 28, 1996, six months after completion of the offering, substantially all of the preferred shares were converted to common shares.

First Alliance Corporation

The primary revenue source for the Company is provided by its wholly owned life insurance subsidiary, First Alliance Insurance Company ("FAIC"). FAIC has contracted with the Company to provide administrative and data processing services for the insurance operations. Investment income provides additional income to the Company.

First Alliance Insurance Company

On May 17, 1995, FAIC received a Certificate of Authority from the Kentucky Department of Insurance ("KDI"). On November 1, 1995 insurance operations commenced. FAIC has over $6,000,000 of capital and surplus and is wholly owned by the Company. FAIC has contracted with the Company to provide administrative and data processing services. As discussed in the following paragraph, the only expenses to be directly incurred by FAIC are direct agency expenses including commissions.


Administration

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. FAIC has no employees. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to carry on FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums recorded by FAIC. The percentages are twenty-five percent of first year premiums; twenty percent of second year premiums; ten percent of third year premiums; and five percent of premiums in years four and thereafter. FAIC will retain direct agency expenses such as agent training and licensing, agency meeting expenses, and other directly related expenditures. Pursuant to the terms of the agreement, FAIC had incurred expenses totaling $432,648, $359,662 and $26,111 during 1997, 1996 and 1995, respectively.

On behalf of FAIC, the Company has retained the services of Bruce and Bruce Company, consulting actuaries of Lake Bluff, Illinois. Bruce and Bruce assisted in developing the products that the Company is marketing.

Products of FAIC

The initial insurance product being marketed was a twenty pay ordinary life policy with an annuity rider. For issue ages 0 to 50, there was also an annual income protection benefit rider (decreasing term rider). The income protection rider was not available for issue ages greater than age 50. Issue ages from 0 to 65 used standard underwriting procedures and ages 66 through 80 used simplified underwriting.

During 1997, the Company modified the insurance product being marketed. The new product is similar to the initial product offering a base policy with life insurance and an annuity rider. However, the annual income protection benefit rider has been eliminated and death benefits on the base policy modified. Additionally, the split between life and annuity premiums has been changed along with the premium paying period. In the first year, the full premium is allocated to life insurance with all renewal premium payments being split half to life and half to annuity. Depending on the issue age, the premium paying period varies between ten and twenty years.

The product is being sold in premium units with the ability to purchase either fractional or multiple units. If a greater accumulated annuity value is desired, the policyholder may continue to make the premium payments, after the completion of the premium paying period, with the entire payment funding the annuity.

Other products introduced during 1997 included a single premium deferred annuity and a ten year renewable term product. Marketing of these products is used to meet niche market needs and is not a major focus.

Product Marketing and Sales

FAIC's insurance operations commenced on November 1, 1995 following the completion of the Company's public stock offering. FAIC is using the same face-to-face marketing techniques for its life insurance products as the Company did for its public stock offering. The marketing plan is designed in its entirety around the Company's stockholder base, which provides an excellent referral system for FAIC product sales.

Once FAIC develops a substantial policyholder base in Kentucky, marketing efforts will expand into additional states. This expansion will depend largely on many factors, one of which is being admitted to do business in these additional states. Due to the uncertainties involved, management cannot reasonably estimate the time frame of such expansion. During 1997, FAIC applied for and was granted admission into the state of Indiana. Marketing in Indiana may not commence until late in 1998.

The following table provides certain information about FAIC's life insurance operations for the year ended December 31, 1997.
                                                1997

                                       Number          Amount of
                                         of            Insurance
                                      Policies         (thousands)
Beginning of year                       948             $72,198

Issued during year                      755              46,643

Deaths                                   (3)               (109)

Lapse and surrender                    (334)            (20,047)
                                      -----              -------
In-force end of year                  1,366             $98,685
                                      =====              =======


Reinsurance

Consistent with the general practice of the life insurance industry, FAIC reinsures a portion of the coverage provided by the life insurance products it offers. The maximum amount of risk that FAIC retains is $50,000 on any one insured. The remaining coverage is reinsured with Business Men's Assurance Company of Kansas City, Missouri. Additional reinsurance is provided for the 10-year term product through Optimum RE in Dallas, Texas. The retention limit on the 10-year term is $50,000. At December 31, 1997, FAIC has reinsured $47,248,000 of life insurance coverage, including $18,210,000 in accidental death benefits.


Investments

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

The Company has taken a very conservative investment approach in which the investments consist of government and the highest grade corporate issues. In doing so, investment yields are lower than could be obtained with investments which have a higher degree of risk.

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

Governmental Regulation

FAIC is subject to regulation and supervision by the KDI. The insurance laws of Kentucky give the KDI broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations;
(iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports;
(ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

Kentucky has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, the Company and FAIC have registered as a holding company system pursuant to the laws of the state of Kentucky.

First Kentucky Capital Corporation

During 1996, the Company funded its wholly owned venture capital subsidiary, FKCC, with the purchase of 224 shares of FKCC common stock for $224,000. During 1997, an additional 92 shares of FKCC stock was purchased by the Company for $92,000 resulting in a total investment of $316,000 at December 31, 1997. FKCC provides capital for Kentucky based business for both start-up companies and for expansion of existing business. Investments may take the form of loans, guarantees, commitments, equity, or joint venture agreements, or any combination thereof. FKCC did not make any additional venture capital investments during 1997.

On April 12, 1996, FKCC purchased, from Medical Acceptance Corporation (MAC), common stock of the company representing a 51% interest for $50,000. MAC purchases receivables from medical providers at a discount. The receivables are in the form of contracts in which the patient makes monthly payments of principal and interest directly to MAC. MAC retains all of the principal and interest paid. The contracts are for terms of six to thirty-six months and have an annual percentage rate of nineteen percent. In the event of default, MAC has total recourse against the medical provider for the amount of the patient's unpaid principal balance. FKCC also provided MAC with a $250,000 line of credit of which MAC had drawn $105,049 and $35,000 at December 31, 1997 and 1996, respectively.

On December 31, 1997, FKCC entered into an agreement to sell its interest in MAC for $8,000 in cash and notes receivable totaling $147,049 for contract funding and capital provided for the operations of MAC since its purchase in 1996. The contract funding note in the amount of $72,351 provides for the repayment of line of credit draws supported by medical provider contracts. Pursuant to the terms of these medical provider contracts, recourse provisions allow for MAC to collect any patient defaults directly from the medical provider. Due to the uncertainty of collectibility of the notes, FKCC has established a valuation allowance of $74,698. During 1997 and 1996, FKCC included $6,182 and $55,241, respectively, of operating losses related to MAC in its operations.

Other investments made during 1996 in LGP, Inc. and Cybertyme, Inc were written-off due to unfavorable operating results. These write-offs totaled $97,184 at December 31, 1997 and will not affect future operating results. In addition, during 1997 a $31,000 line of credit agreement from LGP, Inc. was determined to be uncollectible and was written off.

The Board of Directors of FKCC elected to place a moratorium on any new investments made by FKCC until certain criteria can be established for these investments. Management is exploring all opportunities available to ensure the profitability of FKCC, one of which may include management of the venture capital fund by a firm which specializes in venture capital investing.

Financial Information Relating to Industry Segments


Financial information related to specific segments of the Company's business are presented below.  All sales of life insurance by FAIC are to unaffiliated customers.
                                                Years ended December 31,
                                            1997         1996          1995
Premiums earned, net of reinsurance:
Life and annuity insurance operations    $1,221,400     $901,584     $63,524


Revenues:
Life and annuity insurance operations    $1,652,201   $1,287,769    $374,614
Venture capital operations                 (152,919)     (21,790)          -
Corporate operations                        155,769      228,153     129,325
                                         -----------  ----------    ---------
    Total                                $1,655,051   $1,494,132    $503,939
                                         ===========  ==========    =========

Income (loss) before income taxes:
Life and annuity insurance operations      $455,550     $446,563    $235,425
Venture capital operations                 (154,015)    (115,728)          -
Corporate operations                       (858,309)    (519,041)   (642,582)
                                         ------------  ----------  ----------
    Total                                 $(556,774)   $(188,206)  $(407,157)
                                         ============  ==========  ==========

Assets:
Life and annuity insurance operations    $9,259,930   $7,736,441  $6,491,726
Venture capital operations                   46,258      109,455           -
Corporate operations                      3,992,176    4,685,176   5,156,533
                                        -----------  ----------- -----------
    Total                               $13,298,364  $12,531,072 $11,648,259
                                        ===========  =========== ===========

Employees

As of December 31, 1997, the Company had thirteen full time employees.

Item 2.             Properties

The Company currently leases approximately 5,400 square feet of office space in Lexington, Kentucky. On August 31, 1995, the Company entered into a sublease agreement with Bizwill, Inc. for additional space on the same floor as the Company's current lease. The sublease agreement is for a period from October 1, 1995 to March 31, 1998. The current lease, which expired in May of 1996, was extended until March 31, 1998. Combined annual rental payments totaled $75,226, $75,288 and $41,490 for 1997, 1996 and 1995, respectively.
Effective March 9, 1998, the Company extended the current lease through May of 1999. Annual rent expense under the lease extension is $78,435.

Item 3.             Legal Proceedings

The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak, as the Plaintiff. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1997, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

(a.) Market Information

The Company's common stock is traded through the investment services of J.C.
Bradford and Company of Louisville, Kentucky. The Company's common stock began trading on July 28, 1996 pursuant to the terms and conditions of the Company's public stock offering. The following summarizes quarterly high and low bid transactions subsequent to the commencement of trading:

Quarter Ended             High Bid      Low Bid
September 30, 1996          $ 6           $ 5

December 31, 1996             6             5

March 31, 1997              5 1/2           5

June 30, 1997               5 1/4           5

September 30, 1997          5 1/4           5

December 31, 1997           5 1/4           5


(b.) Holders

As of March 1, 1998, there are approximately 5,300 shareholders of the Company's outstanding common stock.

(c.) Dividends

The Company has not paid any cash dividends since inception (February 16, 1993). Additionally, dividends are not anticipated in the foreseeable future.

Item 6.   Selected Financial Data

The following table provides selected consolidated operating results for the Company for the years ended December 31, 1997, 1996 and 1995 and selected balance sheet information at December 31, 1997, 1996 and 1995.


                                       1997          1996         1995
Operating Data:
Premium income                     $1,221,400    $  901,584    $  63,524
Net investment income                 504,831       585,244      440,415
Benefits and expenses               2,255,573     1,682,338      911,096
Federal income taxes                  123,995       111,653       35,897
Net loss                             (680,769)     (299,859)    (443,054)
Net loss per common share-basic
and diluted                            (0.122)       (0.054)      (0.139)
Cash dividend declared per
common share                                -             -            -


Balance Sheet Data:
Total assets                       13,298,364    12,531,072   11,648,259
Life policy reserves                  761,808       379,920       25,272
Annuity contract liabilities        1,112,551       504,323       32,835
Total liabilities                   2,732,006     1,556,636      306,727


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

The Company operates in a highly competitive business environment, and its operations could be negatively affected by matters discussed under the caption, "Competition," on page 5 of this Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto beginning on page F-1.

Results of Operations

For the year ended December 31, 1997, revenues totaled $1,655,051. The primary source of revenue for the Company is premium income which accounted for $1,221,400 of the 1997 total revenue. Of the $1,494,132 of total revenue for the year ended December 31, 1996, $901,584 was premium income. Total revenue for the year ended December 31, 1995 was $503,939 of which $63,524 was premium related. Insurance operations commenced in November of 1995 therefore premium revenue is the result of two months of sales during 1995. The initial product marketed by the Company consists of a combination of life insurance and an annuity. Under generally accepted accounting principles, the life insurance premiums are included in premium revenue. However, the annuity premiums are considered deposits rather than income according to Statement of Financial Accounting Standard ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments". As such, net premium revenues exclude amounts received as annuity premiums. During 1997, this initial product was modified to change the method of premium allocation between life insurance and annuity and to increase the amount of commission available to the sales agents. The first year premium under the revised product is allocated 100% to life insurance and half to life insurance and half to annuity in renewal years. Although first year premium income is increased substantially by this change, the amount of cash received is no different than under the previously marketed product. The sales of the newly modified product commenced on September 1, 1997.

Net investment income for the years ended December 31, 1997, 1996 and 1995 totaled $504,831, $585,244 and $440,415, respectively. Net investment income decreased $80,413 as compared to 1996, primarily due to write-offs of the investments in LGP, Inc. and Cybertyme, Inc. which totaled $97,184 during 1997. The increase in net investment income from 1995 to 1996 is due to the growth of FAIC's insurance operations.

Realized investment losses of $110,935 is primarily the result of the write-off of $31,000 line of credit balance due from LGP, Inc., a valuation allowance of $75,000 for notes receivable, offset by an $8,000 gain on the sale of MAC. The remaining realized losses of $12,935 and $4,368 were incurred during 1997 and 1996, respectively, from the sale of U.S. Treasury securities.

Other income includes income primarily related to service agreements with First American Capital Corporation and Mid-American Alliance Corporation. The combined revenue from these agreements was $35,000 for the year ended December 31, 1997 and $8,000 for the year ended December 31, 1996. These agreements did not exist in 1995.

Benefits and expenses totaled $2,211,825, $1,682,338 and $911,096 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in policy reserves of $381,888 for the year ended December 31, 1997 is the result of new business written and existing policies reaching an additional duration. The increase in policy reserves for 1996 and 1995 was $354,648 and $25,272, respectively. Interest credited on annuities and premium deposits increased by $41,122 as compared to 1996 results. Additional annuity deposits on renewing policies and new annuity premiums written, coupled with an increase in the interest rate from 6.5% to 7.25%, increased interest credited on annuities. Total interest credited was $58,642, $17,520 and $98 for 1997, 1996 and 1995, respectively.

Certain expenses related to the acquisition of life insurance and annuities are deferred and amortized over the premium paying period of the related policy. These expenses are generally first year only and include commissions, policy issue, underwriting costs and any other cost associated with the issuance of a policy. During 1997, 1996 and 1995, policy acquisition costs deferred by the Company totaled $708,185, $859,561 and $64,164, respectively.

Deferred costs decreased from 1996 to 1997 due to lower first year premium written during 1997. The increase from 1995 to 1996 is the result of the first full year of insurance operations in 1996. Amortization of deferred policy acquisition costs totaled $339,562, $161,163 and $12,952 for the years ended December 31, 1997, 1996 and 1995, respectively.

Salary, wages and employee benefits was $680,193 for the year ended December 31,1997 as compared to $699,736 for the same period in 1996. This $19,543 decrease was due to the elimination of salaries of MAC in 1997 which were consolidated with the operations of FKCC. For the year ended December 31, 1995, salary, wages and employee benefits totaled $546,592. The primary reason for the increase during 1996 was the payment of incentive compensation to the executive officers. In December of 1997, the Company granted stock options to agents in recognition of their performance. The Company accounts for these options according to APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under these rules, the difference between the option exercise price and the estimated fair market value of the related stock on the date the options are granted is recorded as compensation expense for financial reporting purposes. The granting of these option shares resulted in the recognition of $159,743 of non-cash compensation expense.

Professional fees increased $116,277 to $235,749 for the year ended December 31, 1997. Included in this increase are fees related to the re-design of the Company's principal product and the development of the 10 year term and single premium deferred annuity products, independent accountant fees and attorneys fees. Professional fees for 1996 and 1995 totaled $119,472 and $68,490, respectively.

Miscellaneous taxes decreased from $80,844 for the year ended December 31, 1996 to $38,168 for the year ended December 31, 1997. Taxes during 1995 were under estimated and the related expense was charged to 1996 expenses. Due to the increased activity of operations, other operating costs and expenses increased $42,737 for the year ended December 31, 1997 as compared to the same period of 1996. Total other operating costs and expenses were $162,596 for 1997, $119,859 and $90,101 for 1997, 1996 and 1995, respectively.


During 1997 certain items impacted the operating results of the Company which are non-recurring. The following table summaries the impact of theses charges:



Net loss as stated in the financial statements             $(680,769)

Compensation expense related to stock options                159,743

Product development and consulting charges                    86,710

Salary support for agency                                     75,000

Allowance for uncollectible notes receivable                  75,000

Loss on line of credit agreement from venture capital
 investments                                                  31,000

Loss on venture capital investments                           97,184


Net loss excluding non-recurring charges                   $(156,132)

Consolidated Financial Condition

Changes in the consolidated balance sheet of 1997 compared to 1996 reflect the operations of the Company and the capital transactions discussed below.

Total assets increased $767,292 during 1997 to $13,298,364 at December 31, 1997. Insurance sales and policy renewals provided additional cash. Acquisition costs related to new business are reclassified as deferred policy acquisition costs and amortized over the premium paying period of the policy. As a result, deferred policy acquisition costs increased $324,875 net of amortization during 1997.

Liabilities increased $1,175,370 to $2,732,006 at December 31, 1997. Annuity contract liabilities increased from additional sales and renewal deposits into the annuity fund. Total annuity contract liabilities at December 31, 1997 and 1996 were $1,112,551 and $504,323, respectively. Policy reserves are established by law to provide for the protection of policyholders for the payment of death benefits. As policies reach additional durations, an additional reserve must be established along with those established for new business written. Life policy reserves totaled $761,808 at December 31, 1997 and $379,920 at December 31, 1996.

SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", requires income recognition over the premium paying period of a life insurance policy when a portion of income is received only in one policy year, such as a first year loading charge. The annuity portion of the initial product contained a 20% first year load which was classified as unearned revenue on the balance sheet in accordance with SFAS No. 60. This unearned revenue is amortized into income over the premium paying period of the policies. The balances in unearned revenue net of amortization were $136,299 and $118,046 at December 31, 1997 and 1996, respectively.

At December 31, 1997, all of the death claims incurred during 1997 had been paid. At December 31, 1996, one death claim totaling $93,794 remained unpaid until 1997.

Deferred federal income taxes are established based on the operating income of FAIC. Taxes are calculated on a different basis for financial reporting purposes as opposed to Internal Revenue Service requirements. The different basis generates timing differences for the recognition of income. Deferred federal income taxes payable increased $167,288 to $205,706 at December 31, 1997 due to increased earnings of FAIC on a financial reporting basis during 1997 compared to taxable income.

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

Year 2000 Considerations

A growing concern among the life insurance industry is the ability of computer systems to adapt to the potential problems that may arise in the year 2000. Insurance processing systems rely on date processing as an integral part of many of the calculations performed on a daily basis. The problem arises from system programing which only recognizes the last two positions of year values. Systems programed in this manner will assume the last two digits of the year will represent the year 1900 rather than 2000. The impact of the required system enhancements could, in some cases, financially impair a company's ability to continue administering the business it produces. The Company has taken all steps necessary to ensure that the change to the year 2000 will not impair its ability to administer business. Notwithstanding the efforts or results of the Company, the ability to function unaffected to and through the year 2000 may be adversely affected by actions (or failure to act) of third parties beyond the Company's knowledge or control.


Item 8.   Financial Statements and Supplementary Data

The financial statements listed in Item 14(a) (1) and (2) are included in this report beginning on page 16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 26, 1998, the Company's auditors, Ernst & Young LLP (E&Y), informed the Company of their resignation as the Company's auditors effective with the issuance of their report on the Company's December 31, 1997 consolidated financial statements.

The reports of E&Y on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for the years ended December 31, 1997 and 1996, and in the subsequent interim period, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report, except as described in the following paragraph.

In connection with the 1997 audit, there was a disagreement between E&Y and the Company concerning the value to be used for determining compensation expense for financial accounting purposes relating to stock options granted by the Company. E&Y believed that, in the absence of a valuation, the value for the stock used in the compensation computations should be the average value of the shares traded during 1997, which was $4.75 per share. The Company believed that this value was high and, accordingly, recorded compensation expense based on a fair value at $2.93 per share. The Company believed that the $2.93 was the value which best reflected the significant dilution that existed in selling its initial public offering that was completed in October 1995; that the $4.75 average sales value was based on too small a number of shares traded to be representative; that there is no active trading market yet established for the Comapny's stock; that the option shares granted are restricted from trading for a two year period after exercise and because a preliminary valuation of the Company's in force block of business by its independent consulting actuary and future insurance marketing around its shareholder base supported a valuation less than the $4.75 value. After considerable analysis and debate by both the Company and E&Y, the Company adjusted the value used to determine compensation expense up to $4.00 per share and, accordingly, adjusted its financial statements in order to receive an unqualified audit opinion from E&Y. The Company adjusted to $4.00 per share as the impact on the financial statements for the difference between $4.75 per share and $4.00 per share was not material.

The Audit Committee of the Company's Board of Directors along with the Board of Directors has been informed of the disagreement between the Company and E&Y and has discussed such disagreement with E&Y. E&Y has been given permission to discuss the disagreement with the successor audit firm selected by the Company.

The Company has requested E&Y to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated March 30, 1997, is filed as Exhibit 16 to this Form 10-K.


                             PART III

Item 10.  Directors and Executive Officers



Name                        Age    Position                         Term

Chris J. Haas               52     Chairman/Secretary/Treasurer     1 Year
                                   Director

Scott J. Engebritson        40     Vice Chairman of the Board/      1 Year
                                   Director

Michael N. Fink             42     President/Director               1 Year

Daniel D. Briscoe           54     Director                         1 Year

Ballard W. Cassady, Jr.     46     Director                         1 Year

Jimmy Dan Conner            44     Director                         1 Year

Denzel E. ("Denny") Crum    60     Director                         1 Year

James M. Everett            52     Director                         1 Year

Charles Hamilton            71     Director                         1 Year

Ronda S. Paul               54     Director                         1 Year


The executive officers serve at the direction of the Board of Directors and are appointed at the annual meeting of the Board. Directors are elected annually by the shareholders. During 1997, Mr. Steve Bing resigned his position as director for the Company due to personal reasons. The following is a brief description of the previous business background of each of the executive officers and directors.

CHRIS J. HAAS: Mr. Haas serves as Chairman of the Board of Directors,
Secretary and Treasurer. Mr. Haas also serves as Secretary, Treasurer and Director of First American Capital Corporation and First Life America Corporation, both of Topeka, Kansas and Secretary, Treasurer and Director of Mid-American Alliance Corporation and Mid American Century Life Insurance Company, both of Jefferson City, Missouri. Mr. Haas has nineteen years of experience in the insurance industry primarily in the areas of financial and operations administration. He served as Chief Financial Officer of Life of Indiana Corp. from June 1979 to June 1987. He then served as Chairman of the Board and President of ROI Corporation from June 1987 to June 1989. Mr. Haas became associated with United Trust, Inc., an Illinois insurance holding company, in March of 1990 as the company's Chief Financial Officer. He also served as Executive Vice-President of Ohio-based United Income, Inc. and
Chief Financial Officer of United Security Assurance Company from March 1990 to March of 1993. Mr. Haas is a Certified Public Accountant (Inactive) and a Fellow of Life Management Institute (FLMI). He served as an Audit Manager at Arthur Young & Company in Indianapolis, Indiana from October 1976 to June 1979. B.S. in accounting from Ball State University.

SCOTT J. ENGEBRITSON: Mr. Engebritson serves as Vice-Chairman of the Board of Directors. Mr. Engebritson is also Chairman of Mid-American Alliance Corporation and Mid American Century Life Insurance Company, both of Jefferson City, Missouri. Mr. Engebritson has twenty years of experience in the insurance industry. From 1978 to 1984, he was associated with Liberty American Corporation and Liberty American Assurance Corporation as Regional Director of Sales and Director of Customer Services. In December of 1984, Mr. Engebritson became affiliated with United Trust, Inc., an Illinois insurance holding company, where he served as Regional Director of Sales, Agency Director and Assistant to the President. In December of 1987, Mr. Engebritson assisted in the organization of United Income, Inc., an Ohio insurance holding company, where he served as President and a Director of United Income, Inc. and United Security Assurance Company, United Income's insurance subsidiary, through February of 1993. He has been listed in Who's Who in Life Insurance since 1988.

MICHAEL N. FINK: Mr. Fink serves as President of the Company and a Director. Mr. Fink also serves as Chairman of First American Capital Corporation and First Life America Corporation, both of Topeka, Kansas. Mr. Fink has seventeen years of experience in the insurance industry, primarily in sales management. From 1981 to 1984, Mr. Fink was an agent, District Director, and Regional Director with Liberty American Assurance Company in Lincoln, Nebraska. In 1984, Mr. Fink transferred to an affiliated company, Future Security Life, in Austin, Texas, where he served as Regional Director and Agency Director until 1988. In March of 1988, Mr. Fink became affiliated with United Income, Inc. and United Security Assurance Company as Agency Director and Assistant to the President. He ended his affiliation with these companies in June of 1993.

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



Item 11.  Executive Compensation



The following table sets forth amounts earned by executive officers as compensation over the past three years:


                                         Annual Compensation

                                                                    Other
                                                    Incentive       Annual
Name and Principal Position    Year    Salary ($)     Comp($)(1)    Comp($)(2)

Chris J. Haas                  1997     77,250        32,481         7,200
Chairman/Secretary             1996     75,563        33,652         7,200
Treasurer/Director             1995     54,170        55,541         6,200

Scott J. Engebritson           1997     77,250        32,481         7,200
Vice-Chairman/Director         1996     75,563        33,652         7,200
                               1995     54,170        55,541         6,200

Michael N. Fink                1997     77,250        39,453         7,200
President/Director             1996     75,563        41,580         7,200
                               1995     54,170        56,176         6,200

<F1>

(1) Includes incentive compensation pursuant to the Executive Employment Agreement totaling $2,541 in 1995. The 1995 amount also includes bonus payments as recommended by the Compensation Committee of the Board based upon superior performance in achieving corporate goals during the public stock offering.

<F2>

(2)  Amounts paid for auto allowance.


Compensation of Directors

Each Director of the Company, excluding Messrs. Haas, Engebritson and Fink, receives a $1,000 annual retainer. Additionally, each Director is paid $250 per meeting attended for the Company and its subsidiaries. During 1997, there were five Board of Directors meetings of the Company.

Executive Employment Agreements

On October 23, 1995, the Company entered into Executive Employment Agreements with Messrs. Haas, Engebritson and Fink. The employment agreements are for a term of four years beginning November 1, 1995. Annual compensation under the agreement for each Executive is $75,000 adjusted annually for the increase in the Consumer Price Index Labor Component. Incentive compensation is based on percentages of first year life and renewal insurance premium of the FAIC "Alliance 2000" product. Also included in the agreement is an annual auto allowance of $7,200. Additionally, the Company provides term life insurance coverage in the amount of $500,000 and disability coverage for each Executive.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 1, 1998, regarding ownership of Common Stock of the Company by management and the only persons known by the Company to own beneficially more than 5% thereof:


Title and Class     Name and Address of   Amount and Nature of   Percent of
                    Beneficial Owner      Beneficial Ownership   Class

Common Stock        Chris J. Haas            400,000 (2)(3)        7.17
                    1188 Sheffield Court
                    Lexington, KY 40509

Common Stock        Scott J. Engebritson     427,500 (1)           7.66
                    500 Sussex
                    Columbia, MO 65203

Common Stock        Michael N. Fink          500,000 (3)           8.96
                    1121 Chetford Drive
                    Lexington, KY 40509

<F1>

(1) These shares are held in trust for two children and a nephew of Mr. Engebritson, who is the trustee.

<F2>
(2) Mr. Haas has two adult children who each own 50,000 shares. Mr. Haas disclaims any beneficial ownership of such shares.

<F3>
(3) These shares are owned jointly with spouse.

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

     3    Exhibits

     3(i) Articles of Incorporation, as amended (1)

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

(2) Filed as an Exhibit to the Registrant's 1995 Form 10-K, File Number 33-67312, and incorporated herein by reference.

(3) Note 2 in Notes to Consolidated Financial Statements included in this Report beginning on Page F-8

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By /s/Chris J. Haas                            Date   3/27/98
   Chris J. Haas, Chairman/Secretary
   Treasurer/ Director


By /s/Thomas I. Evans                          Date   3/27/98
   Thomas I. Evans, Vice-President/
   Assistant Secretary

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Scott J. Engebritson                      Date   3/27/98
  Scott J. Engebritson, Vice-Chairman/Director


By /s/ Chris J. Haas                              Date   3/27/98
  Chris J. Haas, Chairman/Secretary/
     Treasurer/Director


By /s/ Michael N. Fink                            Date    3/27/98
  Michael N. Fink, President/Director


By                                                Date    3/27/98
  Daniel D. Briscoe, Director


By                                                Date   3/27/98
  Ballard W. Cassady, Jr., Director


By /s/ Jimmy Dan Conner                           Date   3/27/98
  Jimmy Dan Conner, Director


By                                                Date   3/27/98
  Denzel E. Crum, Director


By /s/ James M. Everett                           Date   3/27/98
  James M. Everett, Director


By /s/ Charles Hamilton                           Date   3/27/98
  Charles Hamilton, Director


By /s/ Ronda S. Paul                              Date   3/27/98
  Ronda S. Paul, Director

                      FIRST ALLIANCE CORPORATION

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULES





                                                                    Page
Consolidated Financial Statements                                  Numbers


Report of Independent Auditors. . . .  .. . . . . .. .  . .  . .  .   F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996 . .  .   F-3

Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995 .  .. . . . . .. .  . . . .   .   F-5

Consolidated Statement of Changes in Shareholders' Equity for the years
   ended December 31, 1997, 1996 and 1995 . . . . .. .  . .  . .  .   F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995 .  .. . . . . .. .  . .  . .  .   F-7

Notes to Consolidated Financial Statements. . . . .. .  . .  . .  .   F-8

Consolidated Financial Statement Schedules

   Schedule I      Summary of Investments .  . .  . .. . . .  .   .   F-20

   Schedule II     Condensed Financial Information of Registrant ..   F-21

   Schedule III    Supplementary Insurance Information . .. . .  . .  F-24

   Schedule IV     Reinsurance . . .  .. . . . .  . .  . .. . .  . .  F-26




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Alliance Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 24, 1998

FIRST ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS




                                                     December 31,
                                                1997              1996
Assets

Investments:
  Available-for-sale fixed maturities,
  at fair value (amortized cost,
  $9,016,891 and $10,095,461 in 1997 and
  1996, respectively)                       $9,038,694         $9,946,130
  Preferred stock at cost                    1,000,000                  -
  Common stock at cost                          20,000                  -
  Notes receivable (net of $149,698
  valuation allowance in 1997)                 334,923            221,096
  Investments in unconsolidated affiliates           -             97,184

Total investments                           10,393,617         10,264,410

Cash and cash equivalents                    1,335,455            908,276
Investments in related parties                 125,000            125,000
Receivables from related parties                21,286             46,279
Accrued investment income                      151,813            171,416
Amounts recoverable from reinsurer                   -             40,000
Deferred policy acquisition costs            1,074,485            749,610
Prepaid expenses                                20,662             46,625
Office furniture and equipment,
  less accumulated depreciation of
  $53,533 and $38,790 in 1997 and
  1996, respectively                            32,026             47,722
Advances to agents                              23,251             45,845
Premiums due                                    27,951             42,522
Other assets                                    92,818             43,367

Total assets                               $13,298,364        $12,531,072


See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)


                                                     December 31,

                                                  1997              1996
Liabilities and Shareholders' Equity

Policy and contract liabilities:
Annuity contract liabilities                $1,112,551        $   504,323
Life policy reserves (net of
 reinsurance ceded reserves of
 $60,616 and $49,162 in 1997 and
 1996, respectively)                           761,808            379,920
Deposits on pending policy applications         92,215            122,729
Unearned revenue                               136,299            118,046
Policyholder premium deposits                  117,137            114,015
Claims payable                                       -             93,794
Reinsurance premiums payable                    39,557             32,272
Total policy and contract liabilities        2,259,567          1,365,099

Federal income taxes payable:
Current                                              -              2,154
Deferred                                       205,706             38,418
Other taxes payable                             25,000             26,640
Commissions, salaries, wages and
benefits payable                               120,757             49,711
Accounts payable and accrued expenses          120,976             74,614
Total liabilities                            2,732,006          1,556,636


Claims and contingencies (Note 13)

Shareholders' equity:
Common stock, no par value, 8,000,000
    shares authorized; 5,579,840 shares
    issued and outstanding at December
    31, 1997 and 1996                          557,984            557,984
Additional paid in capital                  12,141,546         11,981,803
Unrealized investment gains (losses)
   (net of deferred federal income tax
   benefit (expense) of ($7,413) in 1997
   and $50,773 in 1996)                         14,390            (98,558)
Retained earnings - deficit                 (2,147,562)        (1,466,793)
Total shareholders' equity                  10,566,358         10,974,436

Total liabilities and shareholders'
   equity                                  $13,298,364        $12,531,072


See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years ended December 31,
                                        1997          1996           1995
Revenues

Gross premium income                $1,279,679    $  944,011     $   63,524
Reinsurance premiums ceded             (58,279)      (42,427)             -
   Net premium income                1,221,400       901,584         63,524
Investment activity:
   Net investment income               504,831       585,244        440,415
   Net realized investment loss       (110,935)       (4,368)             -
Other income                            39,755        11,672              -
  Total revenue                      1,655,051     1,494,132        503,939


Benefits and expenses

Increase in policy reserves            381,888       354,648         25,272
Death claims (net of reinsurance
  of $40,000 in 1996)                   24,848        68,574              -
Interest credited on annuities and
  premium deposits                      58,642        17,520             98
Commissions                            473,231       528,056         38,053
Policy acquisition costs deferred     (708,185)     (859,561)       (64,164)
Amortization of deferred policy
  acquisition costs                    339,562       161,163         12,952
Selling, administrative and general
  insurance expenses                   225,511       215,652        115,510
Salaries, wages and employee benefits  680,193       699,736        546,592
Compensation expense related to
  stock options                        159,743             -              -
Professional fees                      235,749       119,472         68,490
Miscellaneous taxes                     38,168        80,844         17,002
Advisory board and directors fees       48,361        53,122          6,180
Rent expense                            75,226        75,288         41,490
Depreciation expense                    16,292        21,342         13,520
Amortization of goodwill and other
  intangible assets                          -        26,623              -
Other operating costs and expenses     162,596       119,859         90,101
Total benefits and expenses          2,211,825     1,682,338        911,096

Loss before income tax expense        (556,774)     (188,206)      (407,157)

Income tax expense                     123,995       111,653         35,897

Net loss                             $(680,769)    $(299,859)     $(443,054)

Net loss per common share-Basic
  and Diluted                          $(0.122)      $(0.054)       $(0.139)

See notes to consolidated financial statements


FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS' EQUITY

                                               Years ended December 31,

                                        1997          1996           1995
Preferred stock:
Balance, beginning of year            $     -     $2,750,000     $  848,630
Sale of shares in public offering
   (380,274 shares)                         -              -      1,901,370
Conversion of preferred to common
   (549,960 preferred shares to
    2,199,840 common shares)                -     (2,749,800)             -
Other changes                               -           (200)             -
Balance, end of year                        -              -      2,750,000

Common stock:
Balance, beginning of year            557,984        338,000        299,973
Sale of shares in public offering
   (380,274 shares)                         -              -         38,027
Conversion of preferred to common
   (549,960 preferred shares
    to 2,199,840 common shares)             -        219,984              -
Balance, end of year                  557,984        557,984        338,000

Additional paid-in capital:
Balance, beginning of year         11,981,803      9,411,216      3,046,504
Stock options granted                 159,743              -              -
Sale of shares in public offering           -              -      7,567,453
Cost of public offering                     -         40,571     (1,202,741)
Conversion of preferred to common           -      2,530,016              -
Balance, end of year               12,141,546     11,981,803      9,411,216

Unrealized appreciation
  (depreciation) of securities:
Balance, beginning of year            (98,558)         9,250              -
Change in unrealized appreciation
  (depreciation)                      112,948       (107,808)         9,250
Balance, end of year                   14,390        (98,558)         9,250

Retained earnings-deficit:
Balance, beginning of year         (1,466,793)    (1,166,934)      (723,880)
Net loss                             (680,769)      (299,859)      (443,054)
Balance, end of year               (2,147,562)    (1,466,793)    (1,166,934)

Total shareholders' equity        $10,566,358    $10,974,436    $11,341,532

See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Years ended December 31,
                                          1997           1996         1995
Operating activities:

Net loss                              $(680,769)     $(299,859)    $(443,054)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Interest credited on annuities and
premium deposits                         58,642         17,422            98
Provision for depreciation               16,292         21,342        13,520
Compensation expense related to
stock options                           159,743              -             -
Amortization of goodwill and other
intangible assets                             -         26,623             -
Amortization of premium on fixed
maturity investments                     25,955         21,074           383
Realized investment loss                 87,935          4,368             -
Provision for deferred federal
income taxes                            109,102         85,541         3,650
Loss on investments in unconsolidated
affiliates                               97,184         31,816             -
Decrease/(increase) in accrued
investment income                        19,603         65,262      (220,399)
Decrease/(increase) in receivables
from related parties                     24,993        (46,279)            -
Reinsurance recoverable                  40,000        (40,000)            -
Increase in deferred policy
acquisition costs, net                 (324,875)      (698,398)      (51,212)
Decrease/(increase) in premiums due      14,571        (42,522)            -
Decrease/(increase) in other assets      (2,534)       (21,539)      (32,832)
Increase in policy reserves             381,888        354,648        25,272
Increase/(decrease) in deposits on
pending policy applications             (30,514)         3,795       118,934
Increase/(decrease) in claims payable   (93,794)        93,794             -
Increase in reinsurance premiums
payable                                   7,285         32,272             -
Increase/(decrease) in current
federal income taxes                     (2,154)       (30,093)       32,247
Increase in commissions, salaries,
wages and benefits payable               71,046         28,790        19,421
Increase in accounts payable, accrued
expenses and other liabilities           46,362         10,725        42,441

Net cash provided by/(used in)
operating activities                     25,961       (381,218)     (491,531)


Investing activities:

Purchase of available-for-sale
fixed maturities                     (1,250,000)    (8,886,387)   (2,483,063)
Sale of available-for-sale fixed
maturities                            1,539,680        248,164             -
Maturity of available-for-sale
fixed maturities                        750,000      1,000,000     2,621,513
Purchase of preferred stock          (1,000,000)             -             -
Purchase of common stock                (20,000)             -             -
Short-term investments (acquired)
disposed, net                                 -      2,611,979    (2,611,979)
Increase in notes receivable           (188,827)      (221,096)            -
Purchase of investments in
unconsolidated affiliates                     -       (129,000)            -
Purchase of investments in related
parties                                       -       (125,000)            -
Purchase of furniture and equipment        (594)       (14,974)      (54,865)

Net cash used in investing
activities                             (169,741)    (5,516,314)   (2,528,394)

Financing activities:

Deposits on annuity contracts           574,717        566,016        40,921
Policyholder premium deposits            (3,758)       111,927             -
Proceeds from stock offering                  -              -     9,506,850
Cost of stock offering                        -         40,571    (1,202,741)

Net cash provided by financing
activities                              570,959        718,514     8,345,030

Increase/(decrease) in cash and
cash equivalents                        427,179     (5,179,018)    5,325,105

Cash and cash equivalents,
beginning of year                      $908,276     $6,087,294      $762,189

Cash and cash equivalents,
end of year                          $1,335,455       $908,276    $6,087,294

See notes to consolidated financial statements.


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

FAIC's initial product was a twenty pay ordinary life insurance policy with a flexible premium deferred annuity rider. For issue ages 0 to 50, a decreasing term rider was included. During 1997, the Company modified the insurance product being marketed. The new product is similar to the initial product offering a base policy with life insurance and an annuity rider. However, the annual income protection benefit rider has been eliminated and death benefits on the base policy modified. Additionally, the split between life and annuity premiums has been changed along with the premium paying period. In the first year, the full premium is allocated to life insurance with all renewal premium payments being split half to life and half to annuity. Depending on the issue age, the premium paying period varies between ten and twenty years.

The product is being sold in premium units with the ability to purchase either fractional or multiple units. If a greater accumulated annuity value is desired, the policyholder may continue to make the premium payments, after the completion of the premium paying period, with the entire payment funding the annuity. Other products currently being marketed on a limited basis are a single premium deferred annuity and a ten year term policy. The Company is licensed and sells its product in the states of Kentucky and Indiana.

The Company also has a wholly-owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), which was capitalized with $224,000 during 1996 and commenced operations on April 12, 1996. An additional $92,000 capital contribution was made during 1997. FKCC provides capital for Kentucky based businesses for both start-up companies and for expansion of existing businesses. Investments may take the form of loans, guarantees, commitments, equity, or joint venture agreements, or any combination thereof. FKCC invested in three Kentucky businesses during 1996. As of December 31, 1997, all of these investments have been written-off.

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

Principals of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, FAIC, FKCC and Medical Acceptance Corporation ("MAC", prior to its disposition on December 31, 1997). All intercompany accounts and transactions are eliminated in consolidation.

Management's Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Investments

The Company classifies all of its fixed maturity investments as available-for -sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported as a separate component of shareholders' equity.

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost which approximates fair value.

Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income.

Preferred stock is collateralized with securities that equal the purchase price, and therefore is reported at cost (see Note 3).

Common stock is reported at cost as these shares represent organizer shares purchased in the initial private placement and are restricted under Rule 144 of the Act (see Note 3).

Notes receivable are reported at unpaid principal balance, net of allowance for uncollectible amounts.

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

Office Lease

The Company leases approximately 5,400 square feet pursuant to a 2,700 square foot lease agreement and a 2,700 square foot sub-lease agreement. Both lease agreements expire on March 31, 1998. Aggregate minimum lease payments for 1997 and 1998 are approximately $75,000 and $19,000, respectively. Effective March 9, 1998, the Company extended the current lease through May of 1999. Annual rent expense under the lease extension is $78,435.

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

Annuity Contract Liabilities

Annuity contract liabilities are computed using the retrospective deposit method and represent policy account balances less the first year non-refundable fee or "load" charged on first year annuity considerations plus interest
credited at approximately 7.25%.   Premiums received on annuity contracts are
recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense.

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

Common Stock and Preferred Stock

The common stock is fully-paid and non-assessable with dividend rights subject to the prior rights of the holders of preferred stock (prior to its conversion to common stock) and has full voting rights. The preferred stock had no voting rights, had a par and liquidation value of $5.00 per share of which dividends, if and when declared, were to be paid at the rate of 6% of the par value, and was convertible into four shares of common stock until April 28, 1996 (discussed below).

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

Net Loss Per Common Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. The net loss per share amounts for all periods have been presented to conform to the SFAS 128 requirements for basic earnings per share. The diluted earnings per share amounts are not presented as the effect of inclusion of the stock options granted at December 31, 1997 and the preferred stock outstanding at December 31, 1995 (prior to its conversion to common stock on April 28, 1996) as common stock equivalents would be antidilutive.

Net loss per common share is based upon the weighted average number of common shares outstanding each year. For the years ended December 31, 1997 and 1996, all shares are assumed to be outstanding for the entire year. Shares issued during 1995 are assumed to be outstanding for 1/2 month of the month in which they are sold. The weighted average outstanding common shares were 5,579,840 in 1997 and 1996 and 3,196,125 in 1995.

3. Investments

The amortized cost and fair value of investments in fixed maturities at
December 31, 1997 and 1996 are summarized as follows:
                                        Gross         Gross
                        Amortized     Unrealized    Unrealized        Fair
                          Cost          Gains         Losses         Value
December 31, 1997:
U.S. government bonds   $6,002,225    $  3,515      $(23,822)     $5,981,918
Municipal bonds          1,242,504      28,901        (2,562)      1,268,843
Corporate bonds          1,772,162      18,251        (2,480)      1,787,933

                        $9,016,891    $ 50,667      $(28,864)     $9,038,694

December 31, 1996:
U.S. government bonds   $7,315,121    $      -     $(145,091)     $7,170,030
Municipal bonds          1,000,695      16,253        (7,873)      1,009,075
Corporate bonds          1,779,645       4,715       (17,335)      1,767,025

                       $10,095,461    $ 20,968     $(170,299)     $9,946,130

The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.


3. Investments (continued)
                                            Amortized             Fair
                                              Cost               Value
Due after one year through five years      $5,193,254         $5,215,245
Due after five years through ten years      3,823,637          3,823,449

                                           $9,016,891         $9,038,694

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities which have a fair value of $1,018,061 at December 31, 1997, which are on deposit with the KDI.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among government and corporate bonds. As a result, management believes that significant concentrations of credit risk do not exist.

On March 31, 1997, the Company purchased 500,000 shares of the $2.00 par value Secured Non-Cumulative Redeemable Convertible Preferred Stock of U.S. Star Financial Corporation ("U.S. Star") for $1,000,000. The Preferred shares are collateralized with securities, which are in the possession of the Company, that equal the total investment. All interest earned on the collateral is retained by U.S. Star. The Preferred shares are convertible into common shares at a rate of one share of preferred for one share of common. U.S. Star can require the conversion if it meets conditions set forth in the security agreement. If the Preferred shares are not converted within eighteen months of the date of purchase, the Preferred shares can be redeemed at the original purchase price. As a result, these shares have been recorded in the financial statements at cost.

On March 31, 1997, the Company purchased 200,000 shares of Paradise Plus USA, Inc. and 200,000 shares of Paradise Plus Holding Company, Inc. for a total investment of $20,000 or $.05 per share. Each company is offering a total of 700,000 shares of its no par value common stock through a private placement stock offering. As these shares represent organizer shares and are restricted under Rule 144 of the Act, the common stock investments have been recorded at
cost.   In addition, the Company executed a $100,000 promissory note bearing interest at an annual rate of 8.5% with Paradise Plus Holding Company, Inc.
on March 5, 1997. During 1997, principal and interest payments totaled $32,590. At December 31, 1997, the unpaid principal balance on this note was $74,000.

During 1996, the Company entered into a $175,000 line of credit agreement, bearing interest at an annual rate of 10.25%, with Mr. Rick Meyer, President of First American Capital Corporation (see Note 4). During 1997, the line of credit agreement was converted to a thirty-six month promissory note bearing interest at an annual rate of 10.25%. The Company has a perfected security interest in amounts due Mr. Meyer from United Security Assurance Company which will provide for payment of the note. Mr. Meyer made principal and interest payments totaling $48,299 during 1997. No payments were made during 1996. The unpaid balance at December 31, 1997 and 1996 was $160,000 and $128,500, respectively.

During 1996, the Company entered into a $100,000 line of credit agreement, which bears interest at an annual rate of 20%, with Mr. James Hayslip of Successful Solutions, Inc. During 1997, the line of credit agreement was extended from July 31, 1997 to July 31, 1998. During 1997, Mr. Hayslip made principal and interest payments totaling $89,000. No payments were made during 1996. The unpaid balance at December 31, 1997 and 1996 was $22,042 and $57,000, respectively.

During 1997 and 1996, the Company sold fixed maturity investments which resulted in gross realized investment losses of $12,935 and $4,368, respectively. There were no realized investment gains related to sales of fixed maturity investments during 1997 or 1996, nor were there any sales of fixed maturity investments during 1995. In addition, during 1997 the Company incurred a net realized gain of $8,000 related to its disposition of MAC (see
Note 5) and a gross realized loss of $31,000 related to its line of credit agreement with LGP, Inc. ("LGP", see Note 5).

As of December 31, 1997, the Company had recorded an allowance for uncollectible accounts on notes receivable of $149,698 (including the allowance recorded in connection with the sale of MAC - see Note 5). No such allowance was recorded at December 31, 1996 or 1995.


The following are the components of net investment income:
                                           Year ended December 31,
                                     1997           1996            1995
Fixed maturities                  $560,866        $581,568       $ 14,791
Short-term investments              26,421          53,213        428,133
Notes receivable                    37,447           8,654              -
Investments in unconsolidated
affiliates                         (97,184)        (31,816)             -
Gross investment income            527,550         611,619        442,924
Investment expenses                (22,719)        (26,375)        (2,509)
Net investment income             $504,831        $585,244       $440,415


4. Investments in and Receivables from Related Parties

The Company has investments in related parties of $125,000 at December 31, 1997 and 1996, which are reported at cost as these investments represent organizer shares purchased in the initial private placement of the related entities (discussed below) and are restricted under Rule 144 of the Act. The Company also had receivables from these entities of $21,286 and $46,279 at December 31, 1997 and 1996, respectively.

First American Capital Corporation

On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas, for $52,500. At December 31, 1997, FACC had raised total capital of $4,335,450 from the sale of private placement shares and through a $12,500,000 Kansas intrastate public stock offering which commenced on March 11, 1997. The proceeds of the public offering have been used to form a Kansas domiciled life insurance company, First Life America Corporation. When the public offering is completed, the Company will own less than 10% of outstanding common stock.
At December 31, 1997 and 1996, the Company had accounts receivable from FACC of $6,914 and $12,480, respectively.

Mid-American Alliance Corporation

On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City, Missouri, for
$72,500.   At December 31, 1997, MAAC had raised total capital of $3,301,500 from the sale of private placement shares and through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. The proceeds of the public offering will be used to further capitalize MACLIC. When the public offering is completed, the Company will own less than 10% of MAAC's outstanding common stock. At December 31, 1997 and 1996, the Company had accounts receivable from MAAC of $14,372 and $33,799, respectively.

5.  Venture Capital Subsidiary Investments

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

The acquisition was accounted for as a purchase and resulted in intangible assets of $26,623 ($20,623 goodwill and $6,000 non-compete agreement) at the date of acquisition. MAC has incurred operating losses since inception. As such, the Company has included 100% of MAC's operating losses of $6,182 and $55,241 for the years ended December 31, 1997 and 1996, respectively, in the consolidated financial statements. Further, at December 31, 1996, the Company recorded a valuation allowance of $26,623 relating to the intangible assets recorded in conjunction with the acquisition.

During 1996, FKCC entered into a $250,000 line of credit agreement with MAC. The unpaid balance on this agreement was $105,049 and $35,500 at December 31, 1997 and 1996, respectively.

On December 31, 1997, FKCC entered into an agreement to sell its interest in MAC for $8,000 in cash and notes receivable of $147,049, which includes the unpaid balance on the line of credit agreement of $105,049 at December 31, 1997. Included in the notes receivable balance is a $72,351 contract funding note, which bears interest at an annual rate of 7%, which will be repaid based on the underlying patient contract payments, with the remaining balance due June 30, 1998. Due to the uncertainty of collectibility of the notes, the Company recorded a valuation allowance of $74,698. At the date of sale, the investment in MAC had no carrying value. The net realized gain on this disposition was $8,000.

FKCC also purchased a 49% interest in LGP, for $49,000 on October 18, 1996, which is accounted for on the equity method of accounting. LGP is a dating service using interactive-video matchmaking, which combines a television dating show and an on-line profile library on the Internet. During 1996, FKCC entered into a $31,000 line of credit agreement with LGP of which the entire balance was drawn upon during 1997. At December 31, 1997, the $31,000 line of credit agreement was determined to be uncollectible and was written-off. Due to operating losses of $17,184 in 1996 and $31,816 in 1997, the investment in LGP has no carrying value at December 31, 1997.

Lastly, FKCC purchased a 40% interest in Cybertyme, Inc. ("Cybertyme"), Glasgow, Kentucky, for $80,000 on November 12, 1996, which is also accounted for on the equity method of accounting. Cybertyme provides individuals who do not have access to a personal computer the ability to access the Internet for an hourly fee. In addition, Cybertyme will provide educational classes regarding Internet use and other personal computer applications. During 1997, operating losses of $29,678 were recorded relative to this investment. Management believes that Cybertyme will continue to incur operating losses and has elected to record a valuation allowance of $50,322 which approximates the remaining investment balance at December 31, 1997.

6.  Income Taxes

The Company does not file a consolidated federal income tax return with FAIC.
FAIC is taxed as a life insurance company under the provisions of the Internal
Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                           Year ended December 31,
                                   1997             1996             1995
Current                         $ 14,893         $ 26,112         $ 32,247
Deferred                         109,102           85,541            3,650

Federal income tax expense      $123,995         $111,653         $ 35,897



Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                           Year ended December 31,
                                      1997          1996           1995
Federal income tax benefit at
statutory rate                    $(189,303)     $(63,990)      $(138,433)

Small life insurance company
deduction                           (27,470)      (40,138)        (45,837)
Increase in valuation allowance     341,714       223,635         235,442
Surtax exemptions                    (9,847)      (11,750)        (12,442)
Goodwill and other intangible
assets                                    -         9,052               -
Other                                 8,901        (5,156)         (2,833)

Federal income tax expense         $123,995      $111,653         $35,897



Deferred federal income taxes reflect the impact of "temporary differences"
between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.
Significant components of the Company's net deferred tax liability are as follows:
                                                     December 31,
                                                1997              1996
Deferred tax liability:
Net unrealized investment gains              $   9,352        $        -
Due and deferred premiums                        9,503            14,457
Deferred policy acquisition costs              310,365           226,684

Total deferred tax liability                   329,220           241,141

Deferred tax asset:
Net unrealized investment losses                 1,939            50,773
Investment in unconsolidated affiliates         33,043            10,817
Policy reserves and contract liabilities        53,319            92,378
Unearned revenue                                46,341            40,136
Reinsurance premiums                            13,449            10,972
Net operating loss carryforward                974,780           661,716
Alternative minimum tax credit carryforward     30,970            24,544
Other                                            8,466             8,466

Total deferred tax asset                     1,162,307           899,802
Valuation allowance                         (1,038,793)         (697,079)
Net deferred tax asset                         123,514           202,723
Net deferred tax liability                  $  205,706         $  38,418


The Company has net operating loss carryforwards of approximately $2,732,200, expiring in 2009 through 2012. These net operating loss carryforwards are not available to offset FAIC income. FAIC has alternative minimum tax credit carryforwards of $30,970, which have no expiration date. Federal income taxes paid during 1997 and 1996 were $22,000 and $56,404, respectively. No federal income taxes were paid during 1995.

7.  Shareholders' Equity and Statutory Accounting Practices

FAIC prepares its statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the KDI. Currently, "prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC is in the process of codifying SAP ("Codification"). Codification will likely change, to some extent, prescribed SAP and may result in changes to the accounting practices that FAIC uses to prepare its statutory-basis financial statements. Codification, which is expected to be approved by the NAIC in 1998, will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for FAIC, the KDI must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the KDI. At this time it is unclear whether the KDI will adopt Codification. However, based on current draft guidance, management believes that the impact of Codification will not be material to FAIC's statutory-basis financial statements.

Net income for 1997, 1996 and 1995 and capital and surplus at December 31, 1997, 1996 and 1995 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KDI are as follows:

                              GAAP                          SAP
                      Net          Capital and        Net         Capital and
                     Income          Surplus        Income          Surplus
1997              $ 331,555       $ 6,708,844     $ 194,977     $  6,227,997
1996                334,910         6,286,334        78,456        6,002,781
1995                199,528         6,207,623       175,302        6,134,490


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

Statutory restrictions limit the amount of dividends which may be paid by FAIC to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FAIC must maintain the minimum statutory capital and surplus, $1,250,000, required for life insurance companies domiciled in Kentucky.

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

8.  Reinsurance

To minimize the risk of claim exposure to surplus, the Company retains a maximum of $50,000 of risk on individual life insurance; all amounts greater than $50,000, and all accidental death policies, are ceded to the Company's reinsurer, Business Men's Assurance Company ("BMA"). At December 31, 1997 and 1996, the Company ceded $47,248,000 and $38,597,541 of insurance in-force to BMA and received reserve credits of $60,616 and $49,162, respectively. Pursuant to the terms of the agreement, FAIC pays no premiums on first year business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsured policies. FAIC records this unpaid premium as "Reinsurance premiums payable" in the accompanying balance sheet and recognized as "Reinsurance premiums ceded" in the accompanying income statement. At December 31, 1997, and 1996, the unpaid reinsurance premiums net of amortization totaled $39,557 and $32,272, respectively. To the extent that BMA is unable to meet its obligations under the reinsurance agreement, the Company remains primarily liable for the entire amount at risk. During 1997 and 1996, FAIC paid $50,994 and $10,155 of reinsurance premiums, respectively. No reinsurance premiums were paid during 1995.

Additional reinsurance is provided for the ten year term product, which was introduced during 1997, through Optimum RE. The retention limit on the ten year term product is $50,000. No amounts were ceded to Optimum RE during 1997.

9.  Related Party Transactions

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums delivered by FAIC. The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FAIC had incurred expenses of $432,648, $359,662 and $26,111 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company entered into service agreements with FACC and MAAC effective September 1, 1996. Pursuant to the terms of the agreements, the Company provides investment management, data processing, accounting and reporting services in return for a $1,000 per month service fee from each company. Upon commencement of their public stock offerings (April 1, 1997 for FACC and November 1, 1997 for MAAC), these fees increased to $2,000 per month. Under the terms of the agreements, FACC incurred expenses of $21,000 and MAAC incurred expenses of $14,000 during 1997. Further, the Company has accounts receivable of $6,914 and $14,372 from FACC and MAAC, respectively, at December 31, 1997 and $12,480 and $33,799 from FACC and MAAC, respectively, at December 31, 1996 (see Note 4). Various officers and directors of the Company hold similar positions with FACC and MAAC.

10.  Fair Values of Financial Instruments

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 1997 and 1996, the fair value of fixed maturities was $9,038,694 and $9,946,130, respectively.

Notes Receivable and Investments in Unconsolidated Affiliates

The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At December 31, 1997 and 1996, the fair values of notes receivable were $334,923 and $221,096, respectively, and the fair values of investments in unconsolidated affiliates were $0 and $97,184, respectively.

Preferred Stock

The carrying value of preferred stock approximates its fair value. At December 31, 1997, the fair value of preferred stock was $1,000,000. No such investments were held at December 31, 1996.

Cash and Cash Equivalents

The carrying values of cash and cash equivalents approximate their fair values. At December 31, 1997 and 1996, the fair value of cash and cash equivalents was $1,335,455 and $908,276, respectively.

Investment Contracts

The carrying value of investment-type fixed annuity contracts approximates their fair value. At December 31, 1997 and 1996, the fair value of investment-type fixed annuity contracts were $1,112,551 and $504,323.

Common Stock and Investments in Related Parties

The Company holds an investment in common stock of $20,000 at December 31, 1997. No such investments were held at December 31, 1996. The Company also holds investments in related parties of $125,000 at December 31, 1997 and 1996. These investments represent organizer shares purchased in the initial private placement of the respective entities and are restricted under Rule 144 of the Act. Accordingly, there are no quoted market prices for these investments. It is not practicable to estimate the fair value of these investments because of limited information available to the Company. these investments are carried at cost in the accompanying consolidated balance sheets.

11.  Stock Options

The Company has adopted a stock option plan for 200,000 common stock shares. The option exercise price pursuant to the plan is $1.05. Grantees have not more than one year in which to exercise their options. The stock acquired pursuant to exercise of options granted is non-transferable for a period of two years from the date of acquisition. The Company's three founding officers are not eligible to participate in the plan. The stock options became available for granting on March 4, 1997.

Stock options are accounted for in accordance with Accounting Principals Board Opinion No. 25,, "Accounting for Stock Issued to Employees." The Company has recognized compensation expense equal to the difference between the option exercise price of $1.05 and the estimated fair value of the stock at the date
of grant.   There were no options outstanding at the beginning of 1997.  On
December 30, 1997, the Stock Option Committee granted 54,650 options, all of which were exercisable and outstanding. There were no options that expired or were forfeited during the year. Compensation cost reflected in these financial statements as the result of these 54,650 options being granted is $159,743, representing the difference between the estimated fair value of the underlying stock at grant date (approximately $4.00 per share) and the option exercise price.

12.  Segment Information

The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations.  Segment information as of December 31, 1997, 1996 and 1995 and for the years then ended is as follows:
                                      1997           1996          1995
Revenues:
Life and annuity insurance
operations                       $ 1,652,201     $ 1,287,769   $  374,614
Venture capital operations          (152,919)        (21,790)           -
Corporate operations                 155,769         228,153      129,325
   Total                         $ 1,655,051     $ 1,494,132   $  503,939

Income (loss) before income taxes:
Life and annuity insurance
operations                       $   455,550     $   446,563   $  235,425
Venture capital operations          (154,015)       (115,728)           -
Corporate operations                (858,309)       (519,041)    (642,582)
   Total                         $  (556,774)    $  (188,206)  $ (407,157)

Assets:
Life and annuity insurance
operations                       $ 9,259,930     $ 7,736,441   $ 6,491,726
Venture capital operations            46,258         109,455             -
Corporate operations               3,992,176       4,685,176     5,156,533
   Total                         $13,298,364     $12,531,072   $11,648,259

Depreciation and amortization expense:
Life and annuity insurance
operations                       $   339,562     $   161,163   $    12,952
Venture capital operations                 -          27,667             -
Corporate operations                  16,292          20,298        13,520
   Total                         $   355,854     $   209,128   $    26,472


13.  Claims and Contingencies

The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak, as the Plaintiff. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1997, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

FIRST ALLIANCE CORPORATION AND SUBSIDIARY

SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 1997


                                                                Amount at
                                                                Which Shown
                                                                in the Bal
Type of Investment                 Cost(1)       Value(2)       Sheet
Fixed Maturities:
Bonds:
United States Government and
government agencies and
authorities                      $6,002,225      $5,981,918     $5,981,918
States, municipalities and
political subdivisions            1,242,504       1,268,843      1,268,843
All other corporate bonds         1,772,162       1,787,933      1,787,933
  Total fixed maturities          9,016,891       9,038,694      9,038,694

Preferred stock                   1,000,000       1,000,000      1,000,000
Common stock                         20,000          20,000         20,000
Notes receivable                    409,923         334,923        334,923

Total investments               $10,446,814     $10,393,617    $10,393,617

<F1>
(1) Original cost of fixed maturities adjusted for amortization of premiums and discounts.
<F2>
(2) Represents fair market value of fixed maturities at the balance sheet date determined on the basis of year end market prices.
<F3>
(3) Excludes investments in related parties of $125,000.


FIRST ALLIANCE CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET

                                                    December 31,
                                               1997              1996
Assets
Available-for-sale fixed maturities, at
fair value (amortized cost, $2,462,998
and $4,025,118 in 1997 and 1996,
respectively)                               $2,457,294         $3,986,092
Preferred stock at cost                        800,000                  -
Common stock at cost                            20,000                  -
Investment in subsidiaries*                  6,755,102          6,394,607
Cash and cash equivalents                      107,321            118,293
Notes receivable                               287,536            196,591
Investments in related parties                 125,000            125,000
Receivables from related parties                21,286             46,279
Accrued investment income                       49,684             80,722
Prepaid expenses                                20,662             46,015
Office furniture and equipment, less
accumulated depreciation of $53,533 and
$37,241 in 1997 and 1996, respectively          32,026             44,379
Advances to agents                                   -                  -
Receivable from subsidiary*                     49,493              5,714
Deferred federal income taxes                    1,939             13,268
Other assets                                    77,512             42,968
Total assets                               $10,804,855        $11,099,928

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses      $   140,488        $    75,343
Salaries, wages, and benefits payable           91,864             48,986
Payable to subsidiary*                           6,145              1,163
Total liabilities                              238,497            125,492

Shareholders' equity:
Common stock, no par value, 8,000,000
shares authorized; 5,579,840 shares
issued and outstanding at December 31,
1997 and 1996; $.10 stated value               557,984            557,984
Additional paid-in capital                  12,141,546         11,981,803
Unrealized investment gains (losses)
(net of deferred federal income tax
benefit (expense) of ($7,413) in 1997
and $50,773 in 1996)                            14,390            (98,558)
Retained earnings-deficit                   (2,147,562)        (1,466,793)
Total shareholders' equity                  10,566,358         10,974,436
Total liabilities and shareholders'
equity                                     $10,804,855        $11,099,928

<F1>
* Eliminated in consolidation


FIRST ALLIANCE CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - DEFICIT

                                            Years ended December 31,
                                      1997          1996           1995
Revenues
Service fee revenue*             $  432,648     $  359,662    $    26,111
Net investment income               171,204        223,558        129,324
Realized investment losses          (50,435)        (4,368)             -
Equity in earnings of
subsidiaries*                       177,540        219,182        199,528
Other income                         35,000          8,963              -
  Total revenue                     765,957        806,997        354,963

Benefits and expenses
Salaries, wages and employee
benefits                            680,193        649,376        545,327
Compensation cost related to
stock options                       159,743              -              -
Professional fees                   235,749        107,456         68,490
Insurance administration
expenses*                            69,466         71,667         26,111
Miscellaneous taxes                       -         20,085              -
Rent expense                         75,226         72,868         41,490
Depreciation expense                 16,292         20,298         13,520
Other operating costs and
expenses                            210,057        165,106        103,079
  Total benefits and expenses     1,446,726      1,106,856        798,017

Net loss                           (680,769)      (299,859)      (443,054)

Deficit, beginning of year       (1,466,793)    (1,166,934)      (723,880)

Deficit, end of year            $(2,147,562)   $(1,466,793)   $(1,166,934)

<F1>
* Eliminated in consolidation


FIRST ALLIANCE CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

                                           Years ended December 31,
                                     1997            1996            1995
Net cash used in operating
activities                       $ (634,713)     $ (304,735)     $ (626,516)
Investing activities:
Purchase of available-for-sale
fixed maturities                          -      (4,288,438)       (500,000)
Sale of available-for-sale fixed
maturities                        1,539,680         248,164               -
Maturity of available-for-sale
fixed maturities                          -         500,000       2,621,513
Purchase of preferred stock        (800,000)              -               -
Purchase of common stock            (20,000)              -               -
Investment in subsidiaries          (92,000)       (224,000)     (6,000,000)
Investment in related parties             -        (125,000)              -
Increase in notes receivable              -        (221,096)              -
Purchase of furniture and
equipment                            (3,939)        (13,603)        (54,865)
 Net cash provided by/(used in)
 investing activities               623,741      (4,123,973)     (3,933,352)

Financing activities:
Proceeds from stock offering              -               -       9,506,850
Cost of stock offering                    -          40,571      (1,202,741)
 Net cash provided by financing
 activities                               -          40,571       8,304,109

Increase (decrease) in cash and
cash equivalents                    (10,972)     (4,388,137)      3,744,241

Cash and cash equivalents,
beginning of year                $  118,293      $4,506,430      $  762,189

Cash and cash equivalents,
end of year                      $  107,321      $  118,293      $4,506,430



FIRST ALLIANCE CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                                                  Other
                          Future policy          policy cl
                Deferred    benefits,             claims
                 policy      losses,               and               Net inv
               acquisition  claims and  Unearned  benefits  Prem    and other
Segment           costs      loss exp    premiums  payable   Rev     income
December 31,1997
Life insurance
and annuity
operations     $1,074,485  $1,874,359  $136,299  $117,137 $1,221,400  $430,811
Venture capital
operations              -           -         -         -          -   (97,184)
Corporate
operations              -           -         -         -          -   210,959
 Total         $1,074,485  $1,874,359  $136,299  $117,137 $1,221,400  $544,586

December 31, 1996
Life insurance
and annuity
operations     $  749,610  $  884,243  $118,046  $207,809 $  901,584  $393,502
Venture capital
operations              -           -         -         -          -   (31,816)
Corporate
operations              -           -         -         -          -   235,230
 Total         $  749,610  $  884,243  $118,046  $207,809 $  901,584  $596,916

December 31, 1995
Life insurance
and annuity
operations     $   51,212  $   58,107  $  8,184  $      - $   63,524  $311,090
Venture capital
operations              -           -         -         -          -         -
Corporate
operations              -           -         -         -          -   129,325
 Total         $   51,212  $   58,107  $  8,184  $      - $   63,524  $440,415



FIRST ALLIANCE CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (continued)

                             Benefits,       Amortization
                              claims,         of deferred
                            losses and          policy           Other
                            settlement        acquisition      operating
Segment                    expenses (c)          costs          expenses

December 31, 1997

Life insurance and
annuity operations          $  465,378        $  339,562        $  390,259
Venture capital
operations                           -                 -             2,548
Corporate operations                 -                 -         1,014,078
 Total                      $  465,378        $  339,562        $1,406,885

December 31, 1996

Life insurance and
annuity operations          $  440,742        $  161,163        $  239,302
Venture capital
operations                           -                 -            93,937
Corporate operations                 -                 -           747,194
 Total                      $  440,742        $  161,163        $1,080,433

December 31, 1995

Life insurance and
annuity operations          $   25,272        $   12,952        $  100,867
Venture capital
operations                           -                 -                 -
Corporate operations                 -                 -           771,907
 Total                      $   25,272        $   12,952        $  872,774

<F1>
(a) Includes annuity contract liabilities.
<F2>
(b) Includes policyholder premium deposits.
<F3>
(c) Includes interest credited on annuity contract liabilities and policyholder premium deposits.



FIRST ALLIANCE CORPORATION
SCHEDULE IV - REINSURANCE
                                                                   Percentage
                                                                    of amount
                                Ceded to     Assigned                 Assumed
                      Gross       Other     from Other     Net        to Net
                      Amount    Companies    Companies    Amount      Amounts
Life insurance in
force
(in thousands):

December 31, 1997   $   98,685   $  47,248    $      -     $   51,437      -
December 31, 1996       72,198      38,598           -         33,600      -
December 31, 1995        5,422         696           -          4,726      -

Premiums:

December 31, 1997   $1,279,679   $  58,279    $      -     $1,221,400      -
December 31, 1996      944,011      42,427           -        901,584      -
December 31, 1995       63,524           -           -         63,524      -
