Form 10-Q
period 1998-03-31
FIRST ALLIANCE CORP /KY/
filed 1998-05-15
CIK 910603

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q
                           (Mark One)


[X] Quarterly Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 1998
                                  or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From      to        .

               Commission file number : 33-67312

                   FIRST ALLIANCE CORPORATION

      (exact name of registrant as specified in its charter)


      Kentucky                                           61-1242009
 (State or other jurisdiction of
 incorporation or organization)              (I.R.S. Employer Identification
   organization)                                       number)


2285 Executive Drive, Suite 308
Lexington, Kentucky                                        40505
(address of principal executive offices)                (Zip Code)



                         606) 299-7656
      (Registrant's telephone number, including area code)


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

Common Stock, No Par Value - 5,614,740 shares as of May 12, 1998


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in dollars)

                                                    March 31,    December 31,
                                                      1998           1997
                                                   (Unaudited)
Assets

Investments:
  Available-for-sale fixed maturities,
  at fair value (amortized cost, $7,058,411
  and $9,016,891 in 1998 and 1997, respectively)   $7,107,440    $9,038,694
  Preferred stock at cost                           1,000,000     1,000,000
  Common stock at cost                                 20,000        20,000
  Notes receivable (net of $149,698 valuation
  allowance in 1998 and 1997)                         319,397       334,923

Total investments                                   8,446,837    10,393,617

Cash and cash equivalents                           3,595,567     1,335,455
Investments in related parties                        125,000       125,000
Receivables from related parties                       38,808        21,286
Accrued investment income                             112,214       151,813
Deferred policy acquisition costs (net of
amortization of $80,939 in 1998 and $128,183
in 1997)                                            1,215,589     1,074,485
Prepaid expenses                                       49,858        20,662
Office furniture and equipment, less accumulated
depreciation of $57,046 and $ 53,533 in 1998
and 1997, respectively                                 50,690        32,026
Advances to agents                                     32,824        23,251
Premiums due                                           26,219        27,951
Other assets                                           18,244        92,818

Total Assets                                      $13,711,850   $13,298,364


Liabilities and Shareholders' Equity

Policy liabilities and accruals                     2,529,064     2,259,567
Federal income taxes payable                          254,886       205,706
Accounts payable                                       85,757        31,134
Other liabilities                                     245,844       235,599

Total liabilities                                   3,115,551     2,732,006

Shareholders' equity:

Common stock, no par value, 8,000,000
   shares authorized; 5,614,740 shares
   issued and outstanding at March 31,
   1998 and 5,579,840 shares issued and
   outstanding at December 31, 1997                   561,474       557,984

Additional paid in capital                         12,141,925    12,141,546
Unrealized investment gains (losses)
  (net of deferred federal income tax benefit
  (expense) of $1,170 in 1998 and ($7,413)
  in 1997                                              40,449        14,390
Retained Earnings                                  (2,147,549)   (2,147,562)

Total Shareholders' equity                         10,596,299    10,566,358

Total liabilities and shareholders' equity        $13,711,850   $13,298,364

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in dollars)


                                                        Three months ended
                                                   March 31,        March 31,
                                                     1998             1997
                                                  (Unaudited)      (Unaudited)
Revenues
  Premium Income (net of reinsurance of
  $20,158 in 1998 and $20,849 in 1997)            $  495,417       $  397,249
  Net Investment Income                              139,639          152,357
  Earnings of unconsolidated affiliates
    and other income                                  13,158          (44,910)

    Total revenue                                    648,214          504,696


Benefits and expenses
  Salaries, wages and employee benefits              199,998          175,170
  Increase in policy reserves                        160,708          101,567
  Commissions                                        168,229          124,132
  Policy acquisition costs deferred                 (222,034)        (234,305)
  Amortization of deferred policy
    acquisition costs                                 80,939          128,183
  Other insurance benefits and expenses               39,092           45,357
  Agency expenses                                     55,589           40,809
  Professional fees                                   41,863           34,157
  Other expenses                                      75,700           69,235

  Total benefits and expenses                        600,084          484,305

Income/(loss) from operations                         48,130           20,391

Federal income taxes                                  48,116           42,500

Net income/(loss)                                 $       14       $  (22,109)

Net income/(loss) per common share-basic
   and diluted                                    $    0.000       $   (0.004)

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in dollars)

                                                        Three months ended
                                                   March 31,        March 31,
                                                     1998             1997
                                                  (Unaudited)      (Unaudited)
Operating activities:

Net cash provided/(used) in operating
   activities                                     $  153,154       $  (41,114)

Investing activities:

  Purchase of available-for-sale fixed
    maturities                                             -         (251,452)
  Maturity of available-for-sale fixed
    maturities                                     1,949,863        1,240,781
  Notes Receivable                                         -         (186,108)
  Purchase of Preferred Stock                              -       (1,000,000)
  Purchase of Common Stock                                 -          (20,000)
  Purchase of furniture and equipment                (22,177)          (2,863)

Net cash used in investing activities              1,927,686         (219,642)

Financing activities:

  Deposits on annuity contracts                      175,402          202,444
  Exercise of common stock options                     3,870                -

Net cash provided by financing activities            179,272          202,444

Increase/decrease in cash and cash equivalents     2,260,112          (58,312)

Cash and cash equivalents beginning of period     $1,335,455       $  908,276

Cash and cash equivalents at end of period        $3,595,567       $  849,964

See notes to condensed consolidated financial statements.

Part I

                     FIRST ALLIANCE CORPORATION

                   NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS

(A)  Basis of Presentation

     The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the three month period ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(B)  Subsidiary Operations

     The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), results of operations are included in the condensed consolidated financial information for the three month period ending March 31, 1998.

     During 1997, the venture capital investments of FKCC were written-off. The Board of Directors of FKCC elected to place a moratorium on any new investments until certain criteria can be established for these investments.

(C)  Investments

     The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at March 31, 1998:


                                      Gross         Gross
                         Amortized    Unrealized    Unrealized
                         Cost         Gains         Loss         Fair Value

U.S. Government Bonds    $4,049,983   $    5,066    $  (12,771)  $ 4,042,278

Municipal Bonds           1,238,208       37,286          (631)    1,274,863

Corporate Bonds           1,770,220       21,260        (1,181)    1,790,299

    Totals               $7,058,411   $   63,612    $  (14,583)  $ 7,107,440



     On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas,
     for $52,500.   At March 31, 1998, FACC had raised total capital of
     $5,410,725 from the sale of private placement shares and through a $12,500,000 Kansas intrastate public stock offering which commenced on March 11, 1997. The proceeds of the public offering have been used to form a Kansas domiciled life insurance company, First Life America Corporation. When the public offering is completed, the Company will own less than 10% of outstanding common stock.

     On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City,
     Missouri, for $72,500.   At March 31, 1998, MAAC had raised total capital
     of $952,600 from the sale of shares through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. The proceeds of the public offering will be used to further capitalize MACLIC. When the public offering is completed, the Company will own less than 10% of MAAC's outstanding common stock.

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

     The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At March 31, 1998 and December 31, 1997, the fair values of notes receivable were $319,396 and $334,923, respectively.


(D)  Deferred Policy Acquisition Costs

     Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits. These acquisition costs are being amortized over the premium paying period of the related policies.

(E)  Net Income/(Loss) Per Common Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. The net income/(loss) per share amounts for all periods have been presented to conform to the SFAS 128 requirements for basic earnings per share. The diluted earnings per share amounts are not presented as the effect of inclusion of the stock options granted at December 31, 1997 as common stock equivalents would be antidilutive.

     Net income/(loss) per common share is based upon the weighted average number of common shares outstanding each year. For the three months ended March 31, 1998 and 1997, all shares are assumed to be outstanding for the entire year. The weighted average outstanding common shares were 5,614,740 in 1998 and 5,579,840 in 1997.

(F)  Stock Options

     The Company has adopted a stock option plan for 200,000 common stock shares. On December 31, 1997, the Stock Option Committee granted 54,650 options, all of which were exercisable and outstanding at December 31, 1997. During the first quarter of 1998, 34,900 of these options were exercised.

(G)  Federal Income Taxes

     The company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the quarter ended March 31, 1998 is calculated using an effective rate derived from the previous year tax expense. At March 31, 1998 and 1997 estimated Federal Income tax expense was $48,116 and $42,500, respectively.


(H)  Related Party Transactions

     The Company entered into service agreements with FACC and MAAC effective September 1, 1996. Pursuant to the terms of the agreements, the Company provides investment management, data processing, accounting and reporting services in return for a $1,000 per month service fee from each company. Upon commencement of their public stock offerings (April 1, 1997 for FACC and November 1, 1997 for MAAC), these fees increased to $2,000 per month. Under the terms of the agreements, FACC and MAAC each incurred expenses of $6,000 during 1998. Further, the Company has accounts receivable of $6,425 and $32,383 from FACC and MAAC, respectively, at March 31, 1998 and $6,914 and $14,372 from FACC and MAAC, respectively, at December 31, 1997. Various officers and directors of the Company hold similar positions with FACC and MAAC.

(I)  Commitments and Contingencies

     The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak, as the Plaintiff. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of March 31, 1998, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.


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

The statements contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward

-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statements. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

Revenues for the three months ended March 31 totaled $648,214 in 1998 and $504,696 in 1997. The primary source of revenue for the Company is life insurance premium income. Premium income for the first three months of 1998 increased $98,168 in comparison to 1997 results. Premium income consists of life insurance premium sales of the Company's initial product referred to as the "Alliance 2000." An annuity rider is also included with the Alliance 2000; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue.
Annuity premium receipts for the first quarter of 1998 and 1997 totaled $176,686 and $202,444, respectively, and are recognized as annuity contract liabilities. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short -Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At March 31, 1998 and 1997, amortization of reinsurance premiums payable totaled $18,550 and $3,089, respectively.

Combined net investment income for FAIC and the Company totaled $139,639 for the quarter ended March 31, 1998 and $152,357 for the same period in 1997. Net investment income decreased during 1998 in comparison to 1997 due primarily to the loss of interest as a result of the U.S. Star preferred stock investment.

For the period ended March 31, 1998, expenses totaled $600,084 representing an increase of $115,779 over the same period of 1997. Life policy reserve expense increased from $101,567 for the three months ended March 31, 1997 to $160,708 for the three months ended March 31, 1998. This increase is due to new insurance sales and existing policies reaching another duration. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled
$222,034 for the quarter ended March 31, 1997 and $234,305 for the same period in 1997. Amortization of these costs totaled $80,939 for the quarter ended March 31, 1997 and $128,183 for the same period in 1997. Death claims incurred during the first quarter of 1997 totaled $17,069. There were no death claims for the same period in 1998. Expenses directly related to FAIC's agency totaled $55,589 for the first quarter of 1998. These expenses include agent's health insurance , agency meetings, recruiting , and other expenses directly related to the sale of insurance and annuities. Direct agency expenses totaled $40,809 for the same period in 1997.

Salaries and benefit expenses totaled $199,998 for the first quarter of 1998 and $175,170 for the same period of 1997. Professional fees totaled $41,863 for the first quarter of 1998 and $34,157 in 1997. The increase from last year is attributable to additional audit fees related to the 1997 year end audit.

During the first quarter of 1997, FKCC incurred operating losses totaling $39,119. These losses are the result of the inclusion of operating losses from Medical Acceptance Corporation ("MAC") in the operating results of the
Company and the equity in the losses of LGP, Inc. and Cybertyme, Inc.   In
1997, FKCC sold its interest in MAC and wrote off the investments of LGP, Inc. and Cybertyme, Inc., and accordingly, there is no resulting impact from venture capital operations in 1998.

Income tax expense, which is calculated based on the earnings of FAIC, totaled $48,116 during the first quarter of 1998 and $42,500 for the same period of 1997. Current tax expense is estimated based on the effective tax rate for fiscal year 1997.

Consolidated Financial Condition

Changes in the consolidated balance sheet of March 31, 1998 compared to December 31, 1997 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $413,486 from December 31, 1997 to March 31, 1998. Deferred policy acquisition costs increased $141,104 net of $80,939 of amortization as the result of new business written by FAIC and the costs related to existing policies entering an additional duration being deferred.

Policy and contract liabilities increased $269,497 principally because of (i) life policy reserves increased $160,708 due to policies written in 1998 and existing policies entering an additional duration and (ii) annuity contract liabilities increased $175,402 as the result of annuity premiums received which are recorded as a liability.

Changes in other liabilities include (i) a decrease of $76,695 in accrued payroll due to the payment employee incentives; (ii) an increase of $45,870 in the deferred tax liability and (iii) an increase in other liabilites of $79,744 due to cash received on pending policy applications.

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1998

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
(registrant)





/s/ Michael N. Fink                                 Date      May 15, 1998
Michael N. Fink, President



/s/ Thomas I. Evans                                 Date      May 15, 1998
Thomas I. Evans, Vice President/Asst. Secretary