Form 10-Q
period 1998-06-30
FIRST ALLIANCE CORP /KY/
filed 1998-08-14
CIK 910603

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q
                           (Mark One)


[X] Quarterly Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 1998
                              or

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

Common Stock, No Par Value - 5,614,740  shares as of August 1, 1998.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amouonts in dollars)
                                                   June 30,      December 31,
                                                     1998           1997
                                                 (Unaudited)
Assets

Investments:
  Available-for-sale fixed maturities,
  at fair value (amortized cost, $7,300,081
  and $9,016,891 in 1998 and 1997, respectively) $ 7,379,435     $ 9,038,694
Preferred stock at cost                            1,000,000       1,000,000
Common stock at cost                                  20,000          20,000
Notes receivable (net of $149,698 valuation
  allowance in 1998 and 1997)                        274,484         334,923

Total investments                                  8,673,919      10,393,617

Cash and cash equivalents                          3,616,696       1,335,455
Investments in related parties                       125,000         125,000
Receivables from related parties                      18,006          21,286
Accrued investment income                            120,955         151,813
Deferred policy acquisition costs (net of
 amortization of $200,201 in 1998 and $128,183
 in 1997)                                          1,420,730       1,074,485
Prepaid expenses                                      39,822          20,662
Office furniture and equipment, less accumulated
 depreciation of $60,965 and $53,533 in 1998
 and 1997, respectively                               48,152          32,026
Advances to agents                                    44,097          23,251
Premiums due                                          41,940          27,951
Other assets                                          20,926          92,818

Total Assets                                    $ 14,170,243    $ 13,298,364

Liabilities and Shareholders' Equity

Policy liabilities and accruals                    2,869,956       2,259,567
Federal income taxes payable                         338,091         205,706
Accounts payable                                      83,361          31,134
Other liabilities                                    291,883         235,599

Total liabilities                                  3,583,291       2,732,006

Commitments and Contingencies (Note I)

Shareholders' equity:

Common stock, no par value, 8,000,000
   shares authorized; 5,614,740 shares
   issued and outstanding at June 30, 1998
   and 5,579,840 shares issued and outstanding
   at December 31, 1997                              561,474         557,984

Additional paid in capital                        12,148,278      12,141,546
Unrealized investment gains (losses) net of
   deferred federal income tax expense of
   $17,975 in 1998 and $7,413 in 1997                 52,374          14,390
Retained Earnings                                 (2,175,174)     (2,147,562)

Total Shareholders' equity                        10,586,952      10,566,358

Total liabilities and shareholders' equity      $ 14,170,243    $ 13,298,364

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in dollars)

                                Three months ended          Six months ended
                              June 30,      June 30,     June 30,     June 30,
                                1998          1997         1998         1997
                            (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)
Revenues
  Premium Income            $   528,861   $  248,946   $ 1,024,278  $  646,195
  Net Investment Income         149,321      132,194       288,960     284,551
  Earnings of unconsolidated
    affiliates and other
    income                       24,353        8,052        37,511     (36,858)

Total revenue                   702,535      389,192     1,350,749     893,888

Benefits and expenses
  Salaries, wages and
    employee benefits           193,018      162,239       393,016     337,409
  Increase in policy
    reserves                    200,620       80,125       361,328     181,692
  Commissions                   229,730       97,412       397,959     221,544
  Policy acquisition costs
    deferred                   (323,409)    (189,060)     (545,443)   (423,366)
  Amortization of deferred
    policy acquisition costs    119,262       64,210       200,201     192,393
  Other insurance benefits
    and expenses                 50,384       46,334        89,476      91,691
  Agency expenses                59,503       26,901       115,092      67,710
  Professional fees              42,817       71,784        84,680     105,941
  Other expenses                 93,430      126,394       169,130     190,645

Total benefits and expenses     665,355      486,339     1,265,439     965,659

Income/(loss) from operations    37,180      (97,147)       85,310     (71,771)

Federal income taxes             64,807       36,700       112,923      79,200

Net loss                    $   (27,627)  $ (133,847)  $   (27,613) $ (150,971)

Net loss per common share
  -basic and diluted        $    (0.005)  $   (0.024)  $    (0.005) $   (0.027)

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in dollars)

                                                 Six months ended
                                            June 30,           June 30,
                                              1998               1997
                                          (Unaudited)         (Unaudited)
Operating activities:

Net cash provided/(used) in operating
   activities                             $   237,212         $   (106,518)

Investing activities:

   Purchase of available-for-sale
    fixed maturities                         (250,000)            (501,452)
   Maturity of available-for-sale
    fixed maturities                        1,949,863            1,539,680
   Short-term investments sold/(acquired)           -                    -
   Notes Receivable                            60,440             (164,428)
   Purchase of Preferred Stock                      -           (1,000,000)
   Purchase of Common Stock                         -              (20,000)
   Purchase of furniture and equipment        (23,559)              (3,144)

Net cash used in investing activities       1,736,744             (149,344)

Financing activities:

   Deposits on annuity contracts              297,442              336,304
   Additional paid in capital                   6,353                    -
   Sale of common stock                         3,490                    -
   Cost of stock offering                           -                    -

Net cash provided by financing activities     307,285              336,304

Increase(Decrease) in cash and cash
  equivalents                               2,281,241               80,442

Cash and cash equivalents beginning
  of period                               $ 1,335,455         $    908,276

Cash and cash equivalents at end
  of period                               $ 3,616,696         $    988,718

See notes to condensed consolidated financial statements.

Part I

                   FIRST ALLIANCE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS

(A)  Basis of Presentation

     The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the six month period ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(B)  Subsidiary Operations

     The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), results of operations are included in the condensed consolidated financial information for the six month period ending June 30, 1998.

     During 1997, the venture capital investments of FKCC were written-off. The Board of Directors of FKCC elected to place a moratorium on any new investments until certain criteria can be established for these investments.

(C)  Investments

     The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at June 30, 1998:


                                      Gross         Gross
                        Amortized     Unrealized    Unrealized
                        Cost          Gains         Loss         Fair Value

U.S. Government Bonds  $ 4,047,910    $  16,985     $  (4,154)   $  4,060,741

Municipal Bonds          1,483,913       41,659          (269)      1,525,303

Corporate Bonds          1,768,258       25,607          (474)      1,793,391

  Totals               $ 7,300,081    $  84,251     $  (4,897)   $  7,379,435



     On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas,
     for $52,500.   At June 30, 1998, FACC had raised total capital of
     $7,856,750 from the sale of private placement shares and through a $12,500,000 Kansas intrastate public stock offering which commenced on March 11, 1997. The proceeds of the public offering have been used to form a Kansas domiciled life insurance company, First Life America Corporation. When the public offering is completed, the Company will own less than 10% of outstanding common stock.

     On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City,
     Missouri, for $72,500.   At June 30, 1998, MAAC had raised total capital
     of $1,801,600 from the sale of shares through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. The proceeds of the public offering will be used to further capitalize MACLIC. When the public offering is completed, the Company will own less than 10% of MAAC's outstanding common stock.

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

     The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At June 30, 1998 and December 31, 1997, the fair values of notes receivable were $274,484 and $334,923, respectively.

(D)  Deferred Policy Acquisition Costs

     Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits. These acquisition costs are being amortized over the premium paying period of the related policies.

(E)  Net Loss Per Common Share

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

     Net loss per common share is based upon the weighted average number of common shares outstanding each year. For the six months ended June 30, 1998 and 1997, all shares are assumed to be outstanding for the entire year. The weighted average outstanding common shares were 5,614,740 in 1998 and 5,579,840 in 1997.

(F)  Stock Options

     The Company has adopted a stock option plan for 200,000 common stock shares. On December 31, 1997, the Stock Option Committee granted 54,650 options, all of which were exercisable and outstanding at December 31, 1997. During 1998, 34,900 of these options were exercised.

(G)  Federal Income Taxes

     The company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the six months ended June 30, 1998 is calculated using an effective rate derived from the previous year tax expense. For the six months ended June 30, 1998 and 1997 estimated Federal Income tax expense was $112,923 and $79,200, respectively.

(H)  Related Party Transactions

     The Company entered into service agreements with FACC and MAAC effective September 1, 1996. Pursuant to the terms of the agreements, the Company provides investment management, data processing, accounting and reporting services in return for a $1,000 per month service fee from each company. Upon commencement of their public stock offerings (April 1, 1997 for FACC and November 1, 1997 for MAAC), these fees increased to $2,000 per month. Under the terms of the agreements, FACC and MAAC each incurred expenses of $12,000 during 1998. Further, the Company has accounts receivable of $8,961 and $9,045 from FACC and MAAC, respectively, at June 30, 1998 and $6,914 and $14,372 from FACC and MAAC, respectively, at December 31, 1997. Various officers and directors of the Company hold similar positions with FACC and MAAC.

(I)  Commitments and Contingencies

     The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak, as the Plaintiff. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of June 30, 1998, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

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

Results of Operations

Revenues for the six months ended June 30, 1998 and June 30, 1997 totaled $1,350,749 and $893,888, respectively. The increase in revenues $456,861 for the six months ended June 30, 1998 compared to June 30, 1997 is the result of an increase in premium revenues of $378,083. Premium income during 1998 consists of $584,701 of first year premiums and $475,830 of renewal premiums. During 1997, first year premium income totaled $333,624 and renewal premium income totaled $312,572. The primary product marketed by the company was modified in August of 1997 which changed the allocation between life and annuity premiums. All first year premiums in 1998 are allocated to life insurance.

Current year net investment income was comparable with previous year results. Investment income for the first six months of 1998 totaled $288,960 which was $4,409 increase over the same period of 1997. While the invested asset base of insurance operations continued to increase, the investment base of the parent company decreased due to investment sales. These factors, along with a decrease in the interest rates earned on investments accounted for lower than anticipated investment income.

Earnings of unconsolidated affiliates and other income increased $74,369 during the first six months of 1998 as compared to the same period in 1997.
As of December 31,1997, all of the venture capital investments had been written off. Accordingly, 1998 operating results are not impacted by any losses of venture capital investments. The primary component of other income for the six month period ended June 30, 1998 is service fee revenue from First American Capital Corporation and Mid-American Alliance Corporation.

For the six month period ended June 30, 1998, benefits and expenses totaled $1,265,439. For the same period in 1997, benefits and expenses totaled $965,659. This increase of $299,780 is the result of increased insurance administration expenses related to higher sales volume offset by a decline in death benefits paid. For the first six months of 1998, no death claims had been incurred as compared to $17,069 for the same period of 1997. Increased employee wages and higher incentive compensation earnings related to higher premium volume accounted for the $55,607 increase in salaries, wages and employee benefits. Policy reserves increased $179,636 due to new business written and existing business reaching another duration. Agency expenses increased $47,392 to $115,092 for the six months ended June 30, 1998 compared to the same period in 1997. Additional agents hired, more extensive recruiting and agent incentive contest accruals accounted for this increase. Professional fees decreased from $105,941 for the six month period ended
June 30, 1997 to $84,680 for the same period in 1998. During 1997, the company incurred actuarial charges for the re-design of the revised product being marketed which did not reoccur in 1998.

Income from operations for the six months ended June 30, 1998 totaled $85,310. For the same period in 1997, the loss from operations totaled $71,771. This change is reflective of the increase in premium income and the elimination of losses from venture capital investments.

Income tax expense totaled $112,923 for the six months ended June 30, 1998. Income tax expense is calculated based on the earnings of First Alliance Insurance Company. Income tax expense for the same period in 1997 totaled $79,200. Of the current year tax expense of $112,923, $106,811 represent deferred taxes which are based on timing differences between taxable income and income reported under generally accepted accounting principles.

The increase in operating revenues for the three months ended June 30, 1998 and 1997 reflect the increases in the volume of new and renewal life insurance sales along with the elimination of the losses of the venture capital investments in 1998. The increase in expenses is also attributed to the increase in the volume of insurance operations.


Consolidated Financial Condition

Changes in the consolidated balance sheet of June 30, 1998 compared to December 31, 1997 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $871,879 from December 31, 1997 to June 30, 1998. Deferred policy acquisition costs increased $346,245 net of $72,018 of amortization as the result of new business written by FAIC and the costs related to existing policies entering an additional duration being deferred.

Policy and contract liabilities increased $610,389 principally because (i) life policy reserves increased $361,329 due to policies written in 1998 and existing policies entering an additional duration and (ii) annuity contract liabilities increased $297,442 as the result of annuity premiums received which are recorded as a liability.

Changes in other liabilities include (i) a decrease of $75,086 in accrued payroll due to the payment of employee incentives; (ii) an increase of $126,378 in deferred tax liability due to timing difference between taxable income and generally accepted accounting principles income; and (iii) an increase in other liabilities of $147,555 due to cash received on pending policy applications.

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the six months ended June 30, 1998

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
(registrant)


Michael N. Fink, President                          Date  August 14, 1998



Thomas I. Evans, Vice President/Asst. Secretary     Date  August 14, 1998