Form 10-Q
period 1998-09-30
FIRST ALLIANCE CORP /KY/
filed 1998-11-13
CIK 910603

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q
                           (Mark One)


[X] Quarterly Report Pursuant to Section 14 or 15(d) of the Securities
    Exchange Act of 1934 for the Period Ended September 30, 1998
                            or

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

Common Stock, No Par Value - 5,614,740 shares as of November 1, 1998.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,     December 31,
                                                 1998              1997
                                              (Unaudited)
Assets

Investments:
  Available-for-sale fixed maturities,
  at fair value (amortized cost, $6,819,079
  and $9,016,891 in 1998 and 1997,
  respectively)                               $  7,051,265       $  9,038,694
Preferred stock at cost                          1,000,000          1,000,000
Common stock at cost                                20,000             20,000
Notes receivable (net of $149,698 valuation
  allowance in 1998 and 1997)                      251,434            334,923

Total investments                                8,322,699         10,393,617

Cash and cash equivalents                        4,320,841          1,335,455
Investments in related parties                     125,000            125,000
Receivables from related parties                    22,880             21,286
Accrued investment income                          122,266            151,813
Deferred policy acquisition costs (net of
  amortization of $200,201 in 1998 and
  $128,183 in 1997)                              1,678,409          1,074,485
Prepaid expenses                                    50,674             20,662
Office furniture and equipment, less accumulated
  depreciation of $65,208 and $53,533 in 1998
  and 1997, respectively                            46,815             32,026
Advances to agents                                  50,788             23,251
Premiums due                                        24,022             27,951
Other assets                                        24,134             92,818

Total Assets                                  $ 14,788,528       $ 13,298,364

Liabilities and Shareholders' Equity

Policy liabilities and accruals                  3,197,107          2,259,567
Federal income taxes payable                       465,110            205,706
Accounts payable                                    83,778             31,134
Other liabilities                                  262,679            235,599

Total liabilities                                4,008,674          2,732,006

Commitments and Contingencies (Note H)

Shareholders' equity:

Common stock, no par value, 8,000,000
  shares authorized; 5,614,740 shares
  issued and outstanding at September 30,
  1998 and  5,579,840 shares issued and
  outstanding at December 31, 1997                 561,514            557,984

Additional paid in capital                      12,148,658         12,141,546
Accumulated Comprehensive Income net of
  deferred federal income tax expense of
  $71,531 in 1998 and $7,413 in 1997               153,244             14,390
Retained Earnings                               (2,083,562)        (2,147,562)

Total Shareholders' equity                      10,779,854         10,566,358

Total liabilities and shareholders' equity    $ 14,788,528       $ 13,298,364

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                             Three months ended          Nine months ended
                       September 30, September 30, September 30, September 30,
                           1998          1997          1998          1997
                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Revenues
  Premium Income        $   557,753   $   266,101   $ 1,582,031   $   912,296
  Net Investment Income     148,447       153,096       437,407       437,647
  Realized gains on
      investments             6,664             -         6,664             -
  Earnings of
  unconsolidated
  affiliates and other
  income                     25,143       (26,232)       62,654       (63,090)

Total revenue               738,007       392,965     2,088,756     1,286,853

Benefits and expenses
  Salaries, wages and
   employee benefits        190,669       165,553       583,685       502,962
  Increase in policy
   reserves                 158,828        86,428       520,156       268,120
  Commissions               246,296        99,978       644,255       321,522
  Policy acquisition
   costs deferred          (275,675)     (118,490)     (821,118)     (541,856)
  Amortization of
   deferred policy
   acquisition costs         16,992        58,912       217,193       251,305
  Other insurance
   benefits and
   expenses                  47,223       107,563       136,699       199,254
  Agency expenses            65,647        49,363       180,739       117,073
  Professional fees          26,467        52,019       111,147       157,960
  Other expenses             84,016       (86,284)      253,146       104,361

Total benefits and
  expenses                  560,463       415,042     1,825,902     1,380,701

Income/(loss) from
  operations                177,544       (22,077)      262,854       (93,848)

Federal income taxes         85,932        27,200       198,855       106,400

Net Income/(loss)       $    91,612   $   (49,277)  $    63,999   $  (200,248)

Net Income/(loss) per
  common share-basic
  and diluted           $      0.02   $     (0.01)  $      0.01   $     (0.04)

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine months ended
                                               September 30,    September 30,
                                                   1998             1997
                                                (Unaudited)      (Unaudited)
Operating activities:

Net cash provided/(used) in operating
  activities                                   $   390,040      $   (307,191)

Investing activities:

    Purchase of available-for-sale
     fixed maturities                             (782,760)         (750,000)
    Maturity of available-for-sale
     fixed maturities                            2,965,829         2,039,680
    Short-term investments sold/(acquired)               -                 -
    Notes Receivable                                 8,489                 -
    Purchase of Preferred Stock                          -        (1,000,000)
    Purchase of Common Stock                             -           (20,000)
    Purchase of furniture and equipment            (26,464)           (3,791)

    Net cash used in investing activities        2,165,094           265,889

Financing activities:

    Deposits on annuity contracts                  371,792           489,754
    Policyholder premiums                           47,817                 -
    Sale of common stock                            10,643                 -
    Cost of stock offering                               -                17

    Net cash provided by financing activities      430,252           489,771

Increase(Decrease) in cash and cash equivalents  2,985,386           448,469

Cash and cash equivalents beginning of period  $ 1,335,455      $    908,276

Cash and cash equivalents at end of period     $ 4,320,841      $  1,356,745

See notes to condensed consolidated financial statements.


FIRST ALLIANCE CORPORATION

STATEMENT OF COMPREHENSIVE INCOME


                            Three months ended         Nine months ended
                       September 30, September 30, September 30, September 30,
                           1998         1997           1998          1997

Net Income               $  91,612     $ (49,277)    $  63,999     $ (200,248)


Other comprehensive
 income, net of tax:

 Unrealized gains on
  securities               100,870        71,946       153,244         28,377


Comprehensive Income     $ 192,482     $  22,669     $ 217,243     $ (171,871)



See notes to condensed consolidated financial statements



                  FIRST ALLIANCE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS

(A)  Basis of Presentation

     The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the nine month period ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(B)  Subsidiary Operations

     The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), results of operations are included in the condensed consolidated financial information for the nine month period ending September 30, 1998.

     During 1997, the venture capital investments of FKCC were written-off. The Board of Directors of FKCC elected to place a moratorium on any new investments until certain criteria can be established for these investments.

(C)  Comprehensive Income

     The Company reports comprehensive income as required by FAS 130 "Reporting Comprehensive Income". According to FAS 130, all items that are required to be recognize d under accounting standards as components of comprehensive income, shall be displayed in the financial statements. Comprehensive income is defined as changes in the net equity of a business from other than non owner sources. Comprehensive income is reported as a separate item from net income in the Statement of Comprehensive Income. Additionally, accumulated comprehensive income is reported as a separate component in the equity section of the balance sheet. Comprehensive income reported in these financial statements consists of unrealized holding gains and losses net of the appropriate taxes.

(D)  Investments

     The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as comprehensive income and reported net of applicable federal income taxes as a separate component of shareholders' equity and in the Statement of Comprehensive Income. Amortized cost of investments at September 30, 1998 was $6,819,079 with gross unrealized gains of $233,684 and gross unrealized investment losses of $1,498 resulting in a market value of $7,015,265 for available-for-sale fixed maturity investments.

     On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas,
     for $52,500.   On November 10,1998,  FACC had raised total  capital of
     $12,500,000 from the sale of private placement shares through a $12,500,000 Kansas inrastate public stock offering which commenced on March 11, 1997. A 10% over-sale of the offering was registered with the Kansas Department of Securities which allows FACC to raise an additional $1,250,000 of capital for a total of $13,750,000. The proceeds of the public offering have been used to form a Kansas domiciled life insurance company, First Life America Corporation ("FLAC"). FLAC began test marketing its initial insurance product in October of this year. When the public offering is completed, the Company will own less than 10% of outstanding common stock.

     On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City,
     Missouri, for $72,500.   At November 10, 1998, MAAC had raised total
     capital of $2,976,800 from the sale of shares through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. The proceeds of the public offering will be used to further capitalize MACLIC. When the public offering is completed, the Company will own less than 10% of MAAC's outstanding common stock.

     On March 31, 1997, the Company purchased 500,000 shares of the $2.00 par value Secured Non-Cumulative Redeemable Convertible Preferred Stock of U.S. Star Financial Corporation ("U.S. Star") for $1,000,000. The Preferred shares are collateralized with securities, which are in the possession of the Company, that equal the total investment. All interest earned on the collateral is retained by U.S. Star. The Preferred shares are convertible into common shares at a rate of one share of preferred for one share of common. U.S. Star can require the conversion if it meets conditions set forth in the security agreement. If the Preferred shares are not converted within eighteen months of the date of purchase, the Preferred shares can be redeemed at the original purchase price. As a result, these shares have been recorded in the financial statements at cost. On September 30, 1998 the Company's Board of Directors voted to redeem the Preferred shares of the U.S. Star.

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

     The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At September 30, 1998 and December 31, 1997, the fair values of notes receivable were $326,434 and $334,923, respectively.


(E)  Deferred Policy Acquisition Costs

     Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits. Acquisition costs are initial expenses incurred by the Company related to the sale of life insurance such as commissions and administrative service fees. These acquisition costs are being amortized over the premium paying period of the related policies.

(F)  Net Loss Per Common Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. The Company had 35,300 option shares outstanding which are convertible securities and impacts the dilutive earnings per share calculation.
     The net income and loss per share amounts for all periods have been presented to conform to the SFAS 128 requirements for basic earnings per share.

     Diluted earnings per share are not presented since the minimal number of outstanding dilutive securities does not change the basic earnings per share amounts. Net income per common share is based upon the weighted average number of common shares outstanding each year. For the nine months ended September 30, 1998 and 1997, all shares are assumed to be outstanding for the entire year. The weighted average outstanding common shares were 5,614,740 in 1998 and 5,579,840 in 1997. Diluted outstanding common shares totaled 5,650,070 in 1998.

(G)  Stock Options

     The Company has adopted a stock option plan for 200,000 common stock shares. On December 31, 1997, the Stock Option Committee granted 54,650 options, all of which were exercisable and outstanding at December 31, 1997. During the first three quarters of 1998, 35,300 of these options were exercised.

(H)  Federal Income Taxes

     The company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the nine months ended September 30, 1998 is calculated using an effective rate derived from the previous year tax expense. For the nine months ended September 30, 1998 and 1997 estimated Federal Income tax expense was $198,855 and $79,200, respectively.


(I)  Related Party Transactions

     The Company entered into service agreements with FACC and MAAC effective September 1, 1996. Pursuant to the terms of the agreements, the Company provides investment management, data processing, accounting and reporting services in return for a $1,000 per month service fee from each company. Upon commencement of their public stock offerings (April 1, 1997 for FACC and November 1, 1997 for MAAC), these fees increased to $2,000 per month. Under the terms of the agreements, FACC and MAAC each incurred expenses of $12,000 during 1998. Further, the Company has accounts receivable of $19,933 and $2,947 from FACC and MAAC, respectively, at September 30, 1998 and $6,914 and $14,372 from FACC and MAAC, respectively, at December 31, 1997. Various officers and directors of the Company hold similar positions with FACC and MAAC.

(J)  Commitments and Contingencies

     The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the
     Company, who was driving the automobile.   The summons was served by the
     Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak, as the Plaintiff. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of September 30, 1998, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

Revenues for the nine months ending September 30, 1998 and September 30, 1997 totaled $2,088,756 and $1,286,853, respectively. For the three month period ending September 30, 1998 and 1997, revenues totaled $738,007 and $392,965, respectively. Total premium income increased $669,735 during the nine months ended September 30, 1998 as compared to the same period in 1997. This increase is the result of intensified marketing efforts and the increase in the sales agency. These factors also accounted for the $291,652 increase in premium revenue for the three months ended September 30, 1998 as compared to the same period of 1997. First year premium income for the nine months ending September 30, 1998 and 1997 totaled $931,745 and $480,191 respectively. The primary product marketed by the company was modified in August of 1997 which changed the allocation between life and annuity premiums. All first year premiums in 1998 are allocated to life insurance while 60% of premium income was allocated to life insurance through August of 1997.

Earnings of unconsolidated affiliates and other income increased $125,744 during the first nine months of 1998 as compared to the first nine months of 1997. By December 31, 1997 all of the venture capital investments had been
written off.   For the nine months ended September 30, 1997 losses from
unconsolidated affiliates totaled $47,278. In 1998 operating results are not impacted by any losses of venture capital investments. The primary component of other income for the nine month period ended September 30, 1998 is revenues from service fees from First American Capital Corporation and Mid-American Alliance Corporation which totaled $36,000 for the nine months ending September 30, 1998. These fees totaled $24,000 for the same period of 1997.

For the nine month period ended September 30, 1998, benefits and expenses totaled $1,825,902. For the same period in 1997, benefits and expenses totaled $1,380,701. This increase of $445,201 is the result of increased volume of insurance operations. Salaries, wages and employee benefits increased $80,723 due to additional employees hired, an increase in employee wages and higher incentive compensation earnings based on premium revenues. During the first nine months of 1998, policy reserves increased $252,036 due to new business written and existing policies reaching another duration. Agency expenses increased $63,666 to $180,739 for the nine months ended September 30, 1998 compared to the same period in 1997. Additional agents hired along with more extensive recruiting and agency contests accounted for the increase. Professional fees decreased from $157,960 for the nine month period ended September 30, 1997 to $111,147 for the same period in 1998. During 1997, the company incurred actuarial charges for the re-design of the revised product being marketed. These costs did not reoccur in 1998.

Income from operations for the nine months ended September 30, 1998 totaled $262,854. For the same period in 1997, the loss from operations totaled $93,848.

Income tax expense totaled $198,855 for the nine months ended September 30, 1998. Income tax expense is calculated based on the earnings of First Alliance Insurance Company. Income tax expense for the same period in 1997 totaled $106,400. Of the total tax expense of $198,855, $187,873 represent deferred taxes which are based on timing differences between taxable income and income reported under generally accepted accounting principles.


Consolidated Financial Condition

Changes in the consolidated balance sheet of September 30, 1998 compared to December 31, 1997 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $1,490,164 from December 31, 1997 to September 30, 1998. Available-for-sale fixed maturity investments decreased $1,987,429 as the result of maturities and sale of investments. Cash and cash equivalents increased $2,985,386 due to cash provided by insurance operations and investment maturities and sales held in interest bearing accounts. Deferred acquisition costs increased $603,924 net of amortization of $217,193. This increase is the result of commissions and service fees being deferred related to new business written. Prepaid expenses increased $30,012 due to the timing of payroll checks and health insurance payments.

Advances related to newly submitted premiums and agents expenses accounted for a $27,537 increase in advances to agents. Other assets decreased $68,684 due to the repayment of employee advances owed to the company.

Liabilities increased $1,276,668 as the result of increased insurance operations. Policy liabilities and accruals increased $937,540. Policy liabilities and accruals primarily consist of life insurance reserves and annuity contract deposits which increase due to new business written and policies reaching additional durations. Federal income taxes payable increased $259,404 due to deferred federal income taxes based on the insurance operations. Accounts payable increased $52,644 due to the accrual of audit fees for the 1998 fiscal year audit. Other liabilities increased $27,080 due to deposits by policyholders on pending policy applications.

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the nine months ended September 30, 1998

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
(registrant)



Michael N. Fink, President                       Date     November 13, 1998

Thomas I. Evans, Vice President/Asst. Secretary  Date     November 13, 1998