Form 10-K
period 1998-12-31
FIRST ALLIANCE CORP /KY/
filed 1999-03-31
CIK 910603

            United States Securities and Exchange Commission
                       Washington, D.C.  20549

                              FORM 10-K

                             (Mark One)

[X] Annual Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31,
     1998.
                                 or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the Transition Period From
              to              .

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

Common Stock, No Par Value - 5,620,690 shares as of March 1, 1999

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

On October 28, 1995, the Company completed the public stock offering.
The company raised total capital of $13,750,000 which includes a 10%
over-sale of $1,250,000 contemplated in the public filing.   Six million
dollars of the proceeds of the stock sale were used to capitalize the life insurance subsidiary. Three million dollars of the proceeds might be used to capitalize the venture capital company based on a schedule as determined by the Company's Board of Directors. During 1997 and 1996, $316,000 of the proceeds were used in the initial capitalization of the Company's wholly-owned venture capital subsidiary, First Kentucky
Capital Corporation ("FKCC").   The remainder of the proceeds will
provide resources for additional capital for the life insurance subsidiary or capital for the possible acquisition of life insurance or insurance related company(s). At April 28, 1996, six months after completion of the offering, substantially all of the preferred shares were converted to common shares.

First Alliance Corporation

The primary revenue source for the Company is provided by its wholly owned life insurance subsidiary, First Alliance Insurance Company
("FAIC"). FAIC has contracted with the Company to provide administrative and data processing services for insurance operations. Investment income provides additional income to the Company.

The Company has contracted with First American Capital Corporation ("FACC") of Topeka, Kansas to provide underwriting and accounting services for FACC and its subsidiary, First Life America Corporation ("FLAC"). Under the terms of the management agreement, FACC pays fees based on a percentage of delivered premiums of FLAC. The percentages are five and one half percent (5.5%) for first year premiums; four percent (4%) of second year premiums; three percent (3%) of third year premiums; two percent (2%) of fourth year premiums and one percent (1%) for years six through ten for ten year policies and one-half percent (.5%) in years six through twenty for twenty year policies. Pursuant to the agreement, FACC incurred $816 of management fees during 1998. The Company will own approximately 9.9% of the FACC's outstanding common shares after conversion of preferred stock to common stock.

First Alliance Insurance Company

On May 17, 1995, FAIC received a Certificate of Authority from the Kentucky Department of Insurance ("KDI"). On November 1, 1995 insurance operations commenced. Under gernerally accepted accounting principles, FAIC has over $7,450,000 of capital and surplus and is wholly owned by the Company. FAIC has contracted with the Company to provide administrative and data processing services. As discussed in the following paragraph, the only expenses to be directly incurred by FAIC are direct agency expenses including commissions.

Administration

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. FAIC has no employees. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to carry on FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums recorded by FAIC.
The percentages are twenty-five percent of first year premiums; twenty percent of second year premiums; fifteen percent of third year premiums; ten percent of fourth year premiums and five percent of premiums in years five and thereafter. FAIC will retain direct agency expenses such as agent training and licensing, agency meeting expenses, and other directly related expenditures. Pursuant to the terms of the agreement, FAIC had incurred expenses totaling $595,146, $432,648 and $359,662 during 1998, 1997 and 1996, respectively.

On behalf of FAIC, the Company has retained the services of Bruce and Bruce Company, consulting actuaries of Lake Bluff, Illinois. Bruce and Bruce assisted in developing the products that the Company is marketing.

Products of FAIC

The primary insurance product being marketed by FAIC is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to full policy benefits. Typical premium paying periods for modified payment whole life insurance polices are ten, fifteen and twenty years. FAIC's product, marketed as the "Alliance 2000", combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from 0 to 20 and 51 through 80 are ten pay polices and issue ages from age 21 to 50 are twenty pay policies.
Premium payments are split between the life and annuity based on percentages established in the product design. First year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

The initial product was designed to provide predetermined life insurance benefits based on the age of the insured. The base coverage decreases each year until an ultimate benefit amount is attained. The annuity rider does not contain any fees or load. Surrender charges in the annuity are based on a regressive scale which starts at 10% in the first year and decreases by 1% each year until after the tenth policy year there are no surrender charges.

This product is the result of a modification of FAIC's initial insurance product which was introduced in November of 1995. The initial insurance product was a twenty pay ordinary life policy with a flexible premium deferred annuity rider. For issue ages 0 to 50, there was an annual income protection benefit rider (decreasing term rider).

FAIC also offers credit life and disability insurance products (see "Credit Life Fronting Agreement" below) as well as a ten year term life insurance policy and a single premium deferred annuity product.

Product Marketing and Sales

FAIC uses the same face to face marketing techniques for its life insurance products as the Company did for its public stock offering. The marketing plan is designed in its entirety around the Company's stockholder base, which provides an excellent referral system for product sales.

FAIC also markets credit life and disability insurance products to banks throughout the state of Kentucky. Marketing of these products is accomplished through an agreement with the Kentucky Bankers
Association (the "KBA"). A representative of the KBA promotes FAIC's credit insurance products through banks who are members of the KBA. Marketing of these products commenced in December of 1998.

FAIC is licensed to market its products in the states of Indiana, Kansas, Ohio and Kentucky. Marketing in Indiana began in late 1998. Marketing in the Kansas and Ohio may not begin until a substantial policyholder base is established in Kentucky and Indiana.

Credit Life Agreement

On November 1, 1998, FAIC entered into an credit life agreement with North Central Life Insurance Company of St. Paul, Minnesota ("North Central"). Under the terms of the agreement, FAIC receives 2 1/2% (two and a half percent) of all credit life insurance premiums written by banks in the state of Kentucky who offer FAIC's credit insurance products. Additionally, FAIC entered into an administration agreement with North Central through which North Central provides all policy administration.
At December 31, 1998, FAIC had received $295 of ceding commissions pursuant to the agreement. All credit insurance products are also 100% reinsured through North Central. FAIC remains primarily liable if North Central is unable to meet its obligations under the terms of the reinsurance agreement. North Central is rated A- Excellent by A.M. Best Company.

The following table provides certain information about FAIC's life insurance operations for the year ended December 31, 1998.

                                      1998
                             Number         Amount of
                               of           Insurance
                             Polices       (thousands)
Beginning of year             1,366         $  98,685

Issued during year            1,175            34,706

Deaths                            -                 -

Lapse and surrender            (207)          (13,815)

In-force end of year          2,334         $ 119,576


Reinsurance

Consistent with the general practice of the life insurance industry, FAIC reinsures a portion of the coverage provided by the life insurance products it offers. The maximum amount of risk that FAIC retains on its ordinary life products is $50,000 on any one insured. The remaining coverage is reinsured with Business Men's Assurance Company of America of Kansas
City, Missouri. Additional reinsurance is provided for the 10-year term product through Optimum RE of Dallas, Texas. The retention limit on the 10-year term is $50,000. FAIC reinsures all of the credit life and disability it writes through North Central Life Insurance Company of St. Paul, Minnesota. At December 31, 1998, FAIC has reinsured
$66,850,000 of life insurance coverage, including $30,540,000 in accidental death benefits and $286,978 of credit life and disability.

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

The Company has an agreement with Alpha Advisors, Inc. of Chicago, Illinois, a registered investment advisor, to assist FAIC in managing its investment portfolio. Alpha Advisors is an investment firm that caters to the unique needs of life insurance companies. Alpha Advisors also provides investment services for the Company. Fees are based on a percentage of invested assets.

The Company has taken a very conservative investment approach in which the investments consist of government and high grade corporate issues. In doing so, investment yields are lower than could be obtained with investments which have a higher degree of risk.

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

First Kentucky Capital Corporation

The Company funded its wholly owned venture capital subsidiary with $316,000 during 1996 and 1997. FKCC provides capital for Kentucky based business for both start-up companies and expansion of existing business. During 1996 and 1997, FKCC made three venture capital investments.

On April 12, 1996, FKCC purchased a 51% interest in Medical
Acceptance Corporation ("MAC") for $50,000. MAC purchases receivables from medical providers at a discount. On December 31, 1997, FKCC entered into an agreement to sell its interest in MAC for $8,000 in cash and notes receivable totaling $147,049. The notes receivable included draws of $105,049 on a $250,000 line of credit FKCC provided to MAC as well as capital provided for operations since its purchase in 1996. Due to the uncertainty of collectibility of the notes, FKCC established a $74,698 valuation allowance during 1997. During 1998, MAC had paid $38,341 of the notes receivable. FKCC included $55,241 and $6,182 of operating losses of MAC in its operations during 1997 and 1996, respectively.

Other investments made during 1996 in LGP, Inc. and Cybertyme, Inc were written-off during 1997 due to unfavorable operating results. These write-offs totaled $97,184 at December 31, 1997 and will not affect future operating results. In addition, during 1997 a $31,000 line of credit agreement from LGP, Inc. was determined to be uncollectible and was written off.

The Board of Directors of FKCC elected to place a moratorium on any new investments made by FKCC until certain criteria can be established for these investments. Management is exploring all opportunities available to ensure the profitability of FKCC, one of which may include management of the venture capital fund by a firm which specializes in venture capital investing or investing in a larger well managed venture capital fund.

Year 2000 Concerns

A growing concern is the ability of computer systems to accurately process date calculations in the year 2000 and beyond. The problem arises from the initial design of date values which only recognize a two digit year value. As a result, a computer may interpret a date entered for the year 2000 as the year 1900. Any computer system that performs date comparisons and calculations is exposed to such a problem. These systems are typically referred to as information technology systems ("ITS") or computer based systems. Another concern is microchips which may also be encoded with a two digit date value. These microchips are typically found in such office equipment as facsimile machines and telephone systems. These systems are referred to as non-information technology systems ("NITS").

The Company's primary exposure to any business interruption would be the result of an ITS failure. The life insurance industry relies heavily on date sensitive calculations in daily operations. The inability to process transactions could be detrimental to the Company's ability to continue operations. The Company out-sources its primary computer processing
system through Navisys, Inc. of Saint Louis, Missouri.   Navisys has
assured the Company that its hardware and software systems have been modified to eliminate any potential year 2000 problems. Testing is scheduled to be completed by mid year 1999. Evaluation of internal hardware and software is being performed. However, management does not believe that a failure of these internal systems would cause an interruption of business. Additionally, a NITS failure would not substantially disrupt operations.

The costs to address year 2000 issues have been and will continue to be relatively insignificant for the Company. All of the major costs related to the insurance processing system have been borne by Navisys. Internally, year 2000 issues may require the replacement of such items as personal computers and facsimile machines, however these are not expected to cause any significant financial impact.

The ultimate risk of the year 2000 issue is the Company's inability continue as a going concern in the event of major computer system failure. The impact could alter, not only the Company's ability to transact business, but also global financial systems. Even though the Company is confident that these issues will not cause significant internal problems, a danger exists regarding the lack of preparedness of consumers and other institutions, including federal and state government.

The Company is in the process of developing contingency plans to address any system failure related to the year 2000. These plans are expected to be completed during the fall of 1999.

Financial Information Relating to Industry Segments


Financial information related to specific segments of the Company's business are presented below.  All sales of life insurance by FAIC are to unaffiliated customers.
                                               Years ended December 31,
                                          1998           1997           1996
Premiums earned, net of reinsurance:
Life and annuity insurance operations  $ 2,294,440   $ 1,221,400   $   901,584

Revenues:
Life and annuity insurance operations  $ 2,814,106   $ 1,652,201   $ 1,287,769
Venture capital operations                   4,101      (152,919)      (21,790)
Corporate operations                       167,002       155,769       228,153
                                       -----------   -----------   -----------
     Total                             $ 2,985,209   $ 1,655,051   $ 1,494,132
                                       ===========   ===========   ===========
Income (loss) before income taxes:
Life and annuity insurance operations  $   935,549   $   455,550   $   446,563
Venture capital operations                   4,085      (154,015)     (115,728)
Corporate operations                      (540,135)     (858,309)     (519,041)
                                       -----------   -----------   -----------
     Total                             $   399,499   $  (556,774)  $  (188,206)
                                       ===========   ===========   ===========

Assets:
Life and annuity insurance operations  $11,850,273   $ 9,259,930   $ 7,736,441
Venture capital operations                  50,343        46,258       109,455
Corporate operations                     3,332,409     3,992,176     4,685,176
                                       -----------   -----------   -----------
     Total                             $15,233,025   $13,298,364   $12,531,072
                                       ===========   ===========   ===========


Employees

As of December 31, 1998, the Company had twelve full time employees.

Item 2.  Properties

The Company leases approximately 6,100 square feet located at 2285 Executive Drive, Lexington, Kentucky. At December 31, 1998, the
Company leased approximately 5,400 square feet pursuant to a lease agreement which would expire on March 31, 1999. In February of 1999, the Company extended the 5,400 square foot lease agreement until January 31, 2001. Additionally, in February of 1999 the Company entered into a lease agreement for an additional 700 square feet at the same location. The lease on this additional space expires on January 31, 2001. Annual rent expense for the year ended December 31, 1998 totaled $77,633.

Item 3.  Legal Proceedings

The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine
Stockton, Individually, and as Administratrix of the Estate of Frank
Novak, and as next friend of Bradley Novak and Angela Novak, as the Plaintiffs. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident.
The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1998, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

(a.) Market Information

Trading of the Company's common stock is limited and sporadic and an established public market does not exist.


(b.) Holders

As of March 1, 1999, there are approximately 5,300 shareholders of the Company's outstanding common stock.

(c.) Dividends

The Company has not paid any cash dividends since inception (February
16, 1993). Additionally, dividends are not anticipated in the foreseeable future.

Item 6.  Selected Financial Data

The following table provides selected consolidated operating results for the Company for the years ended December 31, 1998, 1997 and 1996 and selected balance sheet information at December 31, 1998, 1997 and 1996.


                                       1998           1997          1996

Operating Data:
Premium income, net                $ 2,294,440    $ 1,221,400   $   901,584

Net investment income                  595,612        504,831       585,244

Benefits and expenses                2,585,710      2,211,825     1,682,338

Federal income taxes                   265,102        123,995       111,653

Net income/(loss)                      134,397       (680,769)     (299,859)

Net income/(loss) per common
 share-basic and diluted                  0.02          (0.12)        (0.05)

Cash dividend declared per
 common share                                -              -             -


Balance Sheet Data:
Total assets                        15,233,025     13,298,364    12,531,072

Life policy reserves                 1,493,766        761,808       379,920

Annuity contract liabilities         1,763,029      1,112,551       504,323

Total liabilities                    4,406,299      2,732,006     1,556,636


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

Results of Operations

Comparisons between periods related to the results of operations are for the years ended December 31 of the year specified. Net income during 1998 increased $815,166 over 1997 results based on the following income and expense transactions.

The primary source of revenue for the Company is life insurance premium income. First Alliance Insurance Company ("FAIC") began writing life insurance and annuities in November of 1995. Typical with most life insurance policies, a premium payment is required each year in order for the policyholder to receive the benefits set forth in the policy. Premium payments are classified as first year and renewal. Renewal premiums are any premium payment that is made after the first year the policy is in force. Therefore, the more years a company writes life insurance, the larger the renewal premium base and a larger revenue stream. During
1998, premium income totaled $2,383,680.  In 1997, premium income totaled $1,279,679. This increase of $1,104,001 can be attributed to the growth in the renewal premium base plus an increase in first year premium sales.  Of the $2,383,680 of premium income in 1998,
$1,375,270 represents first year premium and $1,008,410 represents
renewal premiums.    Premium income in 1997 was comprised of
$700,920 of first year premium and $578,759 of renewal premiums.
Total premium income for 1997 increased $335,667 over 1996 primarily due to a larger renewal premium base and first year premium sales.

Life insurance companies typically reinsure a portion of the death benefit on individual lives. Reinsurance is a method of transferring risk to another life insurance company to guard against an adverse effect on capital. In return for assuming this risk, a premium is charged by the reinsurance company. FAIC has a reinsurance agreement for its primary product with Businessmen's Assurance Company of Kansas City,
Missouri.  Under the terms of the agreement, FAIC is not required to make first year premium payments.  However, Generally Accepted
Accounting Principles require the amount of premium not paid in the first year be recorded as a liability and amortized over the duration of the
associated policies.  Reinsurance premiums totaled $89,240,   $58,279 and
$42,427 for 1998, 1997 and 1996 respectively. These reinsurance premiums are a direct reduction of premium income.

During 1998, net investment income increased $90,781 over 1997 results.
This increase is primarily due to a larger investment base from FAIC's operations and investment earnings on cash made available from the redemption of the U.S. Star preferred stock investment. The U.S. Star investment contained a provision which allowed the Company to redeem its entire preferred stock investment for the full purchase price at the end of an eighteen month period which ended September 30, 1998. During this period, the Company did not receive any interest income on the investment. Accordingly, 1997 results reflect the loss of interest on $1,000,000. The decrease in investment income in 1997 compared to 1996 can also be attributed to the interest loss on the U.S. Star investment. Investment income in 1996 totaled $585,244.

Realized investment gains during 1998 totaled $6,529. During 1997, realized investment losses included a write-off of a $31,000 credit line balance of LGP, Inc., a valuation allowance of $75,000 on notes receivable offset by a $8,000 gain on the sale of Medical Acceptance Corporation. During 1998, realized investment gains included $6,529 of investment gains on the sale of bonds. In 1996, realized investment losses totaled $4,368 which were related to the loss on sale of bond investments.

Other income totaled $88,628 in 1998 which represents a $48,873 increase over 1997 results of $39,755. The Company provides accounting support to Mid-American Alliance Corporation and First American
Capital Corporation during their public stock offerings. Fees related to these accounting services increased $1,000 per month ($12,000 annually) during 1998.

Life insurance policy reserves totaled $731,958 in 1998 and $381,888 in 1997. Life insurance reserves are established to provide for the payment of policyholder benefits. Factors such as premiums, interest, mortality and life expectancy are considered in the calculation of reserve factors developed by an actuary. Typically, these factors increase as a policy reaches another anniversary creating a larger reserve. During 1998, reserves were recorded on the new insurance sales and reserves on existing policies increased. This accounted for the increase of $350,070 in 1998 as compared to 1997. During 1996, life insurance reserves totaled $354,648.

Commissions paid to life insurance agents totaled $933,100, $473,231 and $528,056 in 1998, 1997 and 1996, respectively. Commissions are paid to agents on both first year and renewal premium payments. First year commission percentages are significantly greater than renewal commission percentages. Accordingly, as new premiums are written and existing policies renew, commission expense increases. In August of 1997, the initial product offered by FAIC was revised and the basis used to calculate first year commissions was increased. During 1998, the revised product was sold for the entire year and first year premium sales increased which would account for the $459,869 increase in commission expense in 1998 over 1997.

During 1998, FAIC did not incur any death claims. In 1997, death claims totaled $24,848. Annuity premiums received are recorded as liabilities rather than income pursuant to Statement of Financial Accounting Standard 97 "Accounting and Reporting by Insurance enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". Interest is paid on these annuity premium accumulations. As policies renew, the annuity fund balance increases which also increases the base on which interest is earned by the policyholder. The growth in the annuity fund balance accounts for the increase in interest expense between years. Interest expenses totaled $117,265 in 1998, $58,642 in 1997 and $17,250 in 1996.

Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include first year commissions and first year management fees based on new premiums written. During 1998, $1,197,813 of these expenses were capitalized and will be amortized over remaining premium paying period of the associated policies. In 1997 and 1996, $708,185 and $489,628 of these costs were capitalized. Amortization of deferred policy acquisition costs totaled $426,476, $339,562 and $161,163 for 1998, 1997 and 1996,
respectively.

Selling, administrative and general insurance expenses increased
$108,239 in a comparison of 1998 to 1997. These expenses relate to the administration and issuance of life insurance policies. This increase can be attributed to a larger sales volume and increased processing costs. Selling , administrative and general insurance expenses totaled $333,750, $225,511 and $215,652 in 1998, 1997 and 1996, respectively. Salaries, wages and employee benefits totaled $801,332 in 1998 and increased $121,139 over 1997 results. This increase is due to additional personnel, increased costs of employee benefits and incentive payments to officers.

During 1997, the Company granted stock options. Compensation expense was recorded based on the difference between the exercise price of the options and the fair market value of the stock on the date of grant. This compensation expense totaled $159,743 in 1997. There were no options granted during 1998 and accordingly, no compensation cost related to stock options is recorded.

Professional fees decreased $148,818 during 1998 compared to 1997. During 1997, the Company incurred significant actuarial and consulting fees related to the re-design of the initial product. Professional fees include accounting fees, actuarial fees, consulting fees and legal fees. Professional fees totaled $86,931 in 1998, $235,749 in 1997 and $119,472 in 1996.

Income tax expense for 1998 totaled $265,102. Federal income taxes are calculated based on the earnings of FAIC. Certain items included in income reported for financial statements are not included in taxable income for the current year and recorded as deferred income taxes. Of the $265,102, deferred income taxes totaled $210,430 and taxes currently payable totaled $54,671. In 1997 total income tax expense was $123,995 of which $109,142 was deferred.

Consolidated Financial Condition

Changes in the consolidated balance sheet of 1998 compared to 1997 reflect the operations of the Company and capital transactions discussed below.

Total assets in 1998 increased by $1,934,661 from 1997 to $15,233,025.
At December 31, 1998 and 1997, invested assets totaled $6,362,765 and $10,393,617, respectively. This decrease of $4,030,852 is the result of maturing investments held in cash and cash provided from insurance operations. Additionally, the investment in preferred stock was redeemed and held in cash equivalents at December 31, 1998. Cash and cash equivalents totaled $6,587,264 at December 31, 1998 which consisted primarily of U.S. Treasury Bills and money market mutual funds.

Deferred policy acquisition costs increased $773,935 net of amortization of $426,476 during 1998. Policy acquisition expenses related to new insurance sales totaled $1,200,411 and were capitalized during 1998. Advances to agents increased $34,425 during 1998 due to money provided to agents for living expenses and advances on new business submitted.

Liabilities increased $1,674,292 during 1998 to $4,406,299. Annuity premiums received by insurance companies are classified as liabilities.
At December 31, 1998 these annuity premiums, along with interest credited to policyholder balances, totaled $1,763,029. Renewal annuity premiums plus interest accounted for the $650,478 increase over 1997.
Life policy reserves increased $731,958 during 1998 to $1,493,766. Life policy reserves were established on new business and additional reserves were recorded on existing policies which renewed. Deposits on pending policy applications increased from $92,215 in 1997 to $216,565 in 1998. These deposits are monies submitted with life insurance applications which are in the process of being issued. In the event these policies are issued, this money becomes premium income, otherwise it is refunded to the policyholder. The increase of $124,350 in 1998 represents increased sales volume. Policyholder premium deposits are funds placed on deposit with the Company to accumulate interest to pay future policy premiums. Interest credited to the fund along with additional deposits accounted for the $60,391 increase during 1998.

Deferred federal income taxes are based on timing differences between FAIC's financial statement taxable income and taxable income computed based on Internal Revenue Service requirements. Due to increased earnings of FAIC, the deferred federal income taxes liability increased $253,226 to $458,932 for 1998.

Liquidity

FAIC's insurance operations generally receive adequate cash flows from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long term and generally are paid from future cash flows. Most of the Company's invested assets are in bonds which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose.

Year 2000 Considerations

A growing concern is the ability of computer systems to accurately process date calculations in the year 2000 and beyond. The problem arises from the initial design of date values which only recognize a two digit year value. As a result, a computer may interpret a date entered for the year 2000 as the year 1900. Any computer system that performs date comparisons and calculations is exposed to such a problem. These systems are typically referred to as information technology systems ("ITS") or computer based systems. Another concern is microchips which may also be encoded with a two digit date value. These microchips are typically found in such office equipment as facsimile machines and telephone systems. These systems are referred to as non-information technology systems ("NITS").

The Company's primary exposure to any business interruption would be the result of an ITS failure. The life insurance industry relies heavily on date sensitive calculations in daily operations. The inability to process transactions could be detrimental to the Company's ability to continue operations. The Company out-sources its primary computer processing
system through Navisys, Inc. of Saint Louis, Missouri.   Navisys has
assured the Company that its hardware and software systems have been modified to eliminate any potential year 2000 problems. Testing is scheduled to be completed by mid year 1999. Evaluation of internal hardware and software is being performed. However, management does not believe that a failure of these internal systems would cause an interruption of business. Additionally, a NITS failure would not substantially disrupt operations.

The costs to address year 2000 issues have been and will continue to be relatively insignificant for the Company. All of the major costs related to the insurance processing system have been borne by Navisys. Internally, year 2000 issues may require the replacement of such items as personal computers and facsimile machines, however these are not expected to cause any significant financial impact.

The ultimate risk of the year 2000 issue is the Company's inability continue as a going concern in the event of major computer system failure. The impact could alter, not only the Company's ability to transact business, but also global financial systems. Even though the Company is confident that these issues will not cause significant internal problems, a danger exists regarding the lack of preparedness of consumers and other institutions, including federal and state government.

The Company is in the process of developing contingency plans to address any system failure related to the year 2000. These plans are expected to be completed during the fall of 1999.


Item 8.  Financial Statements and Supplementary Data

The financial statements listed in Item 14(a) (1) and (2) are included in this report beginning on page 19.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 NONE

PART III

Item 10.  Directors and Executive Officers



Name                            Age      Position               Term
Chris J. Haas                    53      Chairman/Secretary     1 Year
                                         Treasurer/
                                         Director

Scott J. Engebritson             41      Vice Chairman of       1 Year
                                         the Board/Director

Michael N. Fink                  43      President/Director     1 Year

Daniel D. Briscoe                55      Director               1 Year

Jimmy Dan Conner                 45      Director               1 Year

Denzel E. ("Denny") Crum         61      Director               1 Year

James M. Everett                 53      Director               1 Year

Charles Hamilton                 72      Director               1 Year

Ronda S. Paul                    55      Director               1 Year


The executive officers serve at the direction of the Board of Directors and are appointed at the annual meeting of the Board. Directors are elected annually by the shareholders. On September 30, 1998, Ballard Cassady,
Jr. resigned from the Company and its subsidiaries' Boards of Directors.
He resigned due to a potential conflict of interest between his position with the Kentucky Bankers Association and his role as a Board Member of the Company. The Company's subsidiary, First Alliance Insurance Company markets credit life insurance products through banks who are members of the Kentucky Bankers Association. The following is a brief description of the previous business background of each of the executive officers and directors.

CHRIS J. HAAS: Mr. Haas serves as Chairman of the Board of Directors, Secretary and Treasurer. Mr. Haas also serves as Secretary, Treasurer and Director of First American Capital Corporation and First Life America Corporation, both of Topeka, Kansas and Secretary, Treasurer and
Director of Mid-American Alliance Corporation and Mid American
Century Life Insurance Company, both of Jefferson City, Missouri. Mr. Haas has twenty years of experience in the insurance industry primarily in the areas of financial and operations administration. He served as Chief Financial Officer of Life of Indiana Corp. from June 1979 to June 1987.
He then served as Chairman of the Board and President of ROI
Corporation from June 1987 to June 1989. Mr. Haas became associated with United Trust, Inc., an Illinois insurance holding company, in March of 1990 as the company's Chief Financial Officer. He also served as Executive Vice-President of Ohio-based United Income, Inc. and Chief Financial Officer of United Security Assurance Company from March
1990 to March of 1993. Mr. Haas is a Certified Public Accountant (Inactive) and a Fellow of Life Management Institute (FLMI). He served as an Audit Manager at Arthur Young & Company in Indianapolis,
Indiana from October 1976 to June 1979. B.S. in accounting from Ball State University.

SCOTT J. ENGEBRITSON: Mr. Engebritson serves as Vice-Chairman of the Board of Directors. Mr. Engebritson is also Chairman of Mid-American Alliance Corporation and Mid American Century Life Insurance
Company, both of Jefferson City, Missouri. Mr. Engebritson has twenty-one years of experience in the insurance industry. From 1978 to 1984, he was associated with Liberty American Corporation and Liberty American Assurance Corporation as Regional Director of Sales and Director of Customer Services. In December of 1984, Mr. Engebritson became affiliated with United Trust, Inc., an Illinois insurance holding company, where he served as Regional Director of Sales, Agency Director and Assistant to the President. In December of 1987, Mr. Engebritson assisted in the organization of United Income, Inc., an Ohio insurance holding company, where he served as President and a Director of United Income, Inc. and United Security Assurance Company, United Income's insurance subsidiary, through February of 1993. He has been listed in Who's Who in Life Insurance since 1988.

MICHAEL N. FINK: Mr. Fink serves as President of the Company and a Director. Mr. Fink also serves as Chairman of First American Capital Corporation and First Life America Corporation, both of Topeka, Kansas. Mr. Fink has eighteen years of experience in the insurance industry, primarily in sales management. From 1981 to 1984, Mr. Fink was an agent, District Director, and Regional Director with Liberty American Assurance Company in Lincoln, Nebraska. In 1984, Mr. Fink transferred to an affiliated company, Future Security Life, in Austin, Texas, where he served as Regional Director and Agency Director until 1988. In March of 1988, Mr. Fink became affiliated with United Income, Inc. and United Security Assurance Company as Agency Director and Assistant to the President. He ended his affiliation with these companies in June of 1993.

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

Item 11. Executive Compensation


The following table sets forth amounts earned by executive officers as compensation over the past three years:


                                            Annual Compensation
Name and                                      Incentive       Other Annual
Principal Position         Year    Salary ($) Compensation($) Compensation($)(1)
Chris J. Haas              1998     78,888      62,121            7,200
Chairman/Secretary         1997     77,250      32,481            7,200
Treasurer/Director         1996     75,563      33,652            7,200

Scott J. Engebritson       1998     78,888      62,121            7,200
Vice-Chairman/Director     1997     77,250      32,481            7,200
                           1996     75,563      33,652            7,200

Michael N. Fink            1998     78,888      75,512            7,200
President/Director         1997     77,250      39,453            7,200
                           1996     75,563      41,580            7,200

<F1>

(1)   Amounts paid for auto allowance.


Compensation of Directors

Each Director of the Company, excluding Messrs. Haas, Engebritson and Fink, receives a $1,000 annual retainer. Additionally, each Director is paid $750 per meeting attended for the Company and its subsidiaries. During 1998, there were five Board of Directors meetings of the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management


The following table sets forth information as of March 1, 1999, regarding ownership of Common Stock of the Company by management and the only persons known by the Company to own beneficially more than 5% thereof:


                      Name and Address of    Amount and Nature of   Percent of
Title and Class       Benficial Owner        Beneficial Owner       Class

Common Stock          Chris J. Haas          400,000 (2)(3)          7.17
                      1188 Sheffield Court
                      Lexington, KY 40509

Common Stock          Scott J. Engebritson   427,500 (1)             7.66                      4500 Sussex
                      4500 Sussex
                      Columbia, MO 65203

Common Stock          Michael N. Fink        500,000 (3)             8.96
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



Item 13. Certain Relationships and Related Transactions

The Company has contracted with First American Capital Corporation ("FACC") of Topeka, Kansas to provide underwriting and accounting services for FACC and its subsidiary, First Life America Corporation ("FLAC"). Under the terms of the management agreement, FACC pays fees based on a percentage of delivered premiums of FLAC. The percentages are five and one half percent (5.5%) for first year premiums; four percent (4%) of second year premiums; three percent (3%) of third year premiums; two percent (2%) of fourth year premiums and one percent (1%) for years six through ten for ten year policies and one-half percent (.5%) in years six through twenty for twenty year policies. Pursuant to the agreement, FACC incurred $816 of management fees during 1998. The Company will own approximately 9.9% of the FACC's outstanding common shares after conversion of preferred stock to common stock.

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

     3        Exhibits

     3(i) Articles of Incorporation, as amended (1)

     3(ii)    By-laws, as amended (1)

     4 Instruments defining the rights of security holders, including indentures (1)

     10        Material Contracts

          (a)  Lease (1)
          (b)  Sub-lease (2)
          (c)  Advisory Board Contract (1)
          (d)  Service agreement between First Alliance
               Insurance Company and First Alliance Corporation. (2)
          (e)  Management Employment Agreements (2)
          (f)  Lease agreement dated February 26, 1999
          (g) Management agreement between First Alliance Corporation and First American Capital Corporation

     11        Statement re computation of per share earnings (3)

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K filed on November 17, 1998 indicated the appointment of Kerber, Eck and Braeckel, LLP as the Company's independent accountants for fiscal year ending December 31, 1998.


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


By   /s/Chris J. Haas                          Date   3/26/99

     Chris J. Haas, Chairman/Secretary
     Treasurer/ Director


By   /s/Thomas I. Evans                        Date   3/26/99

     Thomas I. Evans, Vice-President/
     Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/Scott J. Engebritson                                 Date  3/26/99

   Scott J. Engebritson, Vice-Chairman/Director


By /s/Chris J. Haas                                        Date  3/26/99

   Chris J. Haas, Chairman/Secretary/
   Treasurer/Director


By /s/Michael N. Fink                                      Date  3/26/99

   Michael N. Fink, President/Director


By /s/ Daniel D. Briscoe                                   Date  3/26/99

   Daniel D. Briscoe, Director


By /s/ Jimmy Dan Conner                                    Date  3/26/99

   Jimmy Dan Conner, Director


By                                                         Date  3/26/99

   Denzel E. Crum, Director


By /s/ James M. Everett                                    Date  3/26/99

   James M. Everett, Director


By /s/ Charles Hamilton                                    Date  3/26/99

   Charles Hamilton, Director


By /s/ Ronda S. Paul                                       Date  3/26/99

   Ronda S. Paul, Director

FIRST ALLIANCE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES




                                                                 Page
Consolidated Financial Statements                               Numbers


Report of Independent Auditors  . . . . . . . . . . . . . . . . . F-2

Report of Independent Auditors  . . . . . . . . . . . . . . . . . F-3

Consolidated Balance Sheets as of December 31, 1998 and 1997. . . F-4

Consolidated Statements of Operations for the years ended
 December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . F-6

Consolidated Statement of Changes in Shareholders' Equity for
 the years ended December 31, 1998, 1997 and 1996 . . . . . . . . F-7

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . F-8

Notes to Consolidated Financial Statements. . . . . . . . . . . . F-9

Consolidated Financial Statement Schedules

 Schedule I       Summary of Investments. . . . . . . . . . . . . F-22

 Schedule II      Condensed Financial Information of Registrant . F-23

 Schedule III     Supplementary Insurance Information . . . . . . F-26

 Schedule IV      Reinsurance . . . . . . . . . . . . . . . . . . F-28




All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Independent Auditors' Report

Board of Directors and Shareholders
First Alliance Corporation


 We have audited the accompanying consolidated balance sheet of First Alliance Corporation (a Kentucky corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Alliance Corporation and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

 We have also audited Schedule I, II, III and IV as of December 31, 1998, of First Alliance Corporation and subsidiaries and Schedules II, III and IV for the year then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/KERBER, ECK & BRAECKEL LLP


Springfield, Illinois
February 18, 1999

Report of Independent Auditors



The Shareholders and Board of Directors
First Alliance Corporation

We have audited the accompanying consolidated balance sheet of First Alliance Corporation and subsidiaries as of December 31, 1997 and related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. Our audit also included the financial statement schedules as of and for the years ended December 31, 1997 and 1996. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Alliance Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the 1997 and 1996 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP


Louisville, Kentucky
March 24, 1998

FIRST ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                          December 31,
                                                       1998          1997
Assets
Investments:
  Available-for-sale fixed maturities,
  at fair value (amortized cost, $5,973,453
  and $9,016,891 in 1998 and 1997, respectively)  $  6,121,129   $  9,038,694

  Preferred stock at cost                                    -      1,000,000
  Common stock at cost                                  20,000         20,000
  Notes receivable (net of $149,698 valuation
   allowance in 1998 and 1997)                         221,636        334,923

Total investments                                    6,362,765     10,393,617

Cash and cash equivalents                            6,587,264      1,335,455
Investments in related parties                         125,000        125,000
Receivables from related parties                        20,496         21,286
Accrued investment income                              107,416        151,813
Deferred policy acquisition costs                    1,848,419      1,074,485
Prepaid expenses                                        23,427         20,662
Office furniture and equipment, less accumulated
  depreciation of $69,808 and $53,533 in 1998
  and 1997, respectively                                43,684         32,026
Advances to agents                                      57,676         23,251
Premiums due                                            47,130         27,951
Other assets                                             9,748         92,818

Total assets                                      $ 15,233,025   $ 13,298,364

See notes to consolidated financial statements.



FIRST ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)


                                                          December 31,
                                                       1998          1997
Liabilities and Shareholders' Equity

Policy and contract liabilities:

  Annuity contract liabilities                    $  1,763,029   $  1,112,551
  Life policy reserves (net of reinsurance
   ceded reserves of $88,534 and $60,616
   in 1998 and 1997, respectively)                   1,493,766        761,808
  Deposits on pending policy applications              216,565         92,215
  Unearned revenue                                     102,993        136,299
  Policyholder premium deposits                        177,528        117,137
  Reinsurance premiums payable                          65,183         39,557

Total policy and contract liabilities                3,819,064      2,259,567

Federal income taxes payable:
  Current                                               32,258              -
  Deferred                                             458,932        205,706
Other taxes payable                                          -         25,000
Commissions, salaries, wages and benefits payable       64,740        120,757
Accounts payable and accrued expenses                   31,305        120,976

Total liabilities                                    4,406,299      2,732,006


Claims and contingencies (Note 15)

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
  authorized; 5,620,690 and 5,579,840 shares
  issued and outstanding at December 31, 1998
  and 1997                                             562,069        557,984
Additional paid in capital                          12,180,353     12,141,546
Retained earnings - deficit                         (2,013,165)    (2,147,562)
Accumulated other comprehensive income                  97,469         14,390

Total shareholders' equity                          10,826,726     10,566,358

Total liabilities and shareholders' equity        $ 15,233,025   $ 13,298,364


See notes to consolidated financial statements.



FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years ended December 31,
                                        1998            1997            1996
Revenues

  Gross premium income              $ 2,383,680     $ 1,279,679    $   944,011
  Reinsurance premiums ceded            (89,240)        (58,279)       (42,427)
   Net premium income                 2,294,440       1,221,400        901,584

  Investment activity:
   Net investment income                595,612         504,831        585,244
   Net realized investment
    gain (loss)                           6,529        (110,935)        (4,368)
  Other income                           88,628          39,755         11,672

   Total revenue                      2,985,209       1,655,051      1,494,132

Benefits and expenses

  Increase in policy reserves           731,958         381,888        354,648
  Death claims (net of reinsurance
   of $40,000 in 1996)                        -          24,848         68,574
  Policyholder surrender values          27,374               -              -
  Interest credited on annuities
   and premium deposits                 111,171          58,642         17,520
  Commissions                           933,100         473,231        528,056
  Policy acquisition costs deferred  (1,200,412)       (708,185)      (859,561)
  Amortization of deferred policy
   acquisition costs                    426,476         339,562        161,163
  Selling, administrative and
   general insurance expenses           333,750         225,511        215,652
  Salaries, wages and employee
   benefits                             801,332         680,193        699,736
  Compensation expense related to
   stock options                              -         159,743              -
  Professional fees                      86,930         235,749        119,472
  Miscellaneous taxes                    23,689          38,168         80,844
  Advisory board and directors fees      65,986          48,361         53,122
  Rent expense                           77,633          75,226         75,288
  Depreciation expense                   16,436          16,292         21,342
  Amortization of goodwill and other
   intangible assets                          -               -         26,623
  Other operating costs and expenses    150,287         162,596        119,859

   Total benefits and expenses        2,585,710       2,211,825      1,682,338

Income (loss) before income tax
 expense                                399,499        (556,774)      (188,206)

Income tax expense                      265,102         123,995        111,653

Net income (loss)                   $   134,397     $  (680,769)   $  (299,859)

Net income (loss) per common
 share-basic and diluted            $      0.02     $     (0.12)   $     (0.05)


See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY


                                              Years ended December 31,
                                        1998            1997            1996
Preferred stock:
  Balance, beginning of year        $         -     $         -    $ 2,750,000
   Sale of shares in public
    offering (380,274 shares)                 -               -              -
   Conversion of preferred to
    common (549,960 preferred
    shares to 2,199,840 common
    shares)                                   -               -     (2,749,800)
   Other changes                                                          (200)

  Balance, end of year                        -               -              -

Common stock:
  Balance, beginning of year            557,984         557,984        338,000
  Exercise of stock options
   (40,850 shares)                        4,085               -              -
   Conversion of preferred to
    common (549,960 preferred
    shares to 2,199,840 common
    shares)                                   -               -        219,984

  Balance, end of year                  562,069         557,984        557,984


Additional paid-in capital:
  Balance, beginning of year         12,141,546      11,981,803      9,411,216
   Stock options granted                      -         159,743              -
   Exercise of stock options
    (40,850 shares)                      38,807               -              -
   Cost of public offering                    -               -         40,571
   Conversion of preferred to common          -               -      2,530,016

  Balance, end of year               12,180,353      12,141,546     11,981,803

Retained earnings-deficit:
  Balance, beginning of year         (2,147,562)     (1,466,793)    (1,166,934)
   Net income (loss)                    134,397        (680,769)      (299,859)

  Balance, end of year               (2,013,165)     (2,147,562)    (1,466,793)

Accumulated other comprehensive
 income:
  Balance, beginning of year             14,390         (98,558)         9,250
   Net unrealized gain (loss)
   on available-for-sale securities
   net of reclassification
    adjustment (see below)               83,079         112,948       (107,808)

  Balance, end of year                   97,469          14,390        (98,558)

Total shareholders' equity          $10,826,726     $10,566,358    $10,974,436

Disclosure of reclassification
 amount:

Unrealized holding gains (loss)
 arising during period              $    87,586     $   104,411    $  (110,690)
Less: reclassification adjustment
 for (gains) loss included in
 net income                              (4,507)          8,537          2,882

Net unrealized gains (loss) on
 securities                         $    83,079     $   112,948    $  (107,808)

See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years ended December 31,
                                        1998            1997            1996
Operating activities:

Net income (loss)                   $   134,397     $  (680,769)   $  (299,859)
Adjustments to reconcile net income
 (loss) to net cash provided
 by/(used) in operating activities:
  Interest credited on annuities
   and premium deposits                 111,171          58,642         17,422
  Provision for depreciation             16,436          16,292         21,342
  Compensation expense related to
   stock options                              -         159,743              -
  Amortization of goodwill and
   other intangible assets                    -               -         26,623
  Amortization of premium and
   accretion of discount on fixed
   maturity investments                  20,899          25,955         21,074
  Realized investment loss (gains),
   net                                   (6,529)         87,935          4,368
  Provision for deferred federal
   income taxes                         210,429         109,102         85,541
  Loss on investments in
   unconsolidated affiliates                  -          97,184         31,816
  Decrease in accrued investment
   income                                44,397          19,603         65,262
  Decrease/(increase) in
   receivables from related parties         790          24,993        (46,279)
  Decrease/(increase) in reinsurance
   recoverable                                -          40,000        (40,000)
  Increase in deferred policy
   acquisition costs, net              (773,935)       (324,875)      (698,398)
  Decrease in unearned revenue          (33,306)              -              -
  Decrease/(increase) in premiums
   due                                  (19,179)         14,571        (42,522)
  Decrease/(increase) in other
   assets                                45,883          (2,534)       (21,539)
  Increase in policy reserves           731,958         381,888        354,648
  Increase/(decrease) in deposits
   on pending policy applications       124,350         (30,514)         3,795
  Increase/(decrease) in claims
   payable                                    -         (93,794)        93,794
  Increase in reinsurance premiums
   payable                               25,626           7,285         32,272
  Increase/(decrease) in federal
   income taxes payable                  32,258          (2,154)       (30,093)
  Increase/(decrease) in
   commissions, salaries, wages
   and benefits                         (56,017)         71,046         28,790
  Increase /(decrease) in accounts
   payable, accrued expenses and
   other liabilities                   (114,671)         46,362         10,725

Net cash provided by/(used in)
 operating activities                   494,957          25,961       (381,218)

Investing activities:
  Purchase of available-for-sale
   fixed maturities                    (782,760)     (1,250,000)    (8,886,387)
  Sale of available-for-sale
   fixed maturities                   3,112,129       1,539,680        248,164
  Maturity of available-for-sale
   fixed maturities                     700,000         750,000      1,000,000
  Purchase of preferred stock                 -      (1,000,000)             -
  Sale of preferred stock               999,700               -              -
  Purchase of common stock                    -         (20,000)             -
  Short-term investments
   (acquired) disposed, net                   -               -      2,611,979
  Decrease (increase) in notes
   receivable                           113,287        (188,827)      (221,096)
  Purchase of investments in
   unconsolidated affiliates                  -               -       (129,000)
  Purchase of investments in
   related parties                            -               -       (125,000)
  Purchase of furniture and
   equipment                            (28,094)           (594)       (14,974)

Net cash provided by/(used)
 in investing activities              4,114,262        (169,741)    (5,516,314)

Financing activities:
  Deposits on annuity contracts,
   net                                  549,013         574,717        566,016
  Policyholder premium deposits,
   net                                   50,685          (3,758)       111,927
  Proceeds from exercise of stock
   options                               42,892               -              -
  Cost of stock offering                      -               -         40,571

Net cash provided by financing
 activities                             642,590         570,959        718,514

Increase/(decrease) in cash and
 cash equivalents                     5,251,809         427,179     (5,179,018)

Cash and cash equivalents,
 beginning of year                  $ 1,335,455     $   908,276    $ 6,087,294

Cash and cash equivalents,
 end of year                        $ 6,587,264     $ 1,335,455    $   908,276

See notes to consolidated financial statements.


1.   Nature of Operations

First Alliance Corporation (the "Company") was incorporated on February 16, 1993 for the primary purpose of forming, owning and managing life insurance companies. On March 4, 1994, the Company's registration statement filed with the Securities and Exchange Commission and the Kentucky Department of Financial Institutions for a $12,500,000 public stock offering, which included a 10% "over-sale" provision (additional sales of $1,250,000), was declared effective. The Company completed its public stock offering on October 28, 1995, raising total capital of $13,750,000.

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

FAIC's initial product was a twenty pay ordinary life insurance policy with a flexible premium deferred annuity rider and a decreasing term rider for issue ages 0 to 50. During 1997, the Company modified the insurance product being marketed. The revised product offers a life insurance policy with an annuity rider similar to the inital product, however the annual income protection benefit rider was eliminated and death benefits on the base policy modified. Additionally, the split between life and annuity premiums and the premium paying period were changed. In the first year, the full premium is allocated to life insurance with all renewal premium payments being split half to life and half to annuity. Depending on the issue age, the premium paying period is either ten or twenty years.

The product is being sold in premium units with the ability to purchase either fractional or multiple units. If a greater accumulated annuity value is desired, the policyholder may continue to make the premium payments, after the completion of the premium paying period, with the entire payment funding the annuity. Other products currently being marketed on a limited basis are a single premium deferred annuity and a ten year term policy. The Company is licensed and sells its product in the states of Kentucky, Indiana, Ohio and Kansas. Currently, the products are only marketed in Kentucky and Indiana.

The Company also has a wholly-owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), which was capitalized with $224,000 during 1996 and commenced operations on April 12, 1996. An additional $92,000 capital contribution was made during 1997. FKCC provides capital for Kentucky based businesses for both start-up companies and for expansion of existing businesses. Investments may take the form of loans, guarantees, commitments, equity, or joint venture agreements, or any combination thereof. FKCC invested in three Kentucky businesses during 1996. As of December 31, 1997, all of these investments had been written-off.

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

Management's Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. As more information becomes known, actual results could differ from those estimates.

Investments

The Company classifies all of its fixed maturity investments as available-for -sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income.

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

Common stock is reported at cost as these shares represent organizer shares purchased in the initial private placement and are restricted from sale or transfer under Rule 144 of the Act (see Note 3).

Notes receivable are reported at unpaid principal balance, net of allowance for uncollectible amounts.

Investments in related parties are reported at cost (see Note 5).

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

Office Lease

The Company leases approximately 6,100 square feet located at 2285 Executive Drive, Lexington, Kentucky. At December 31, 1998, the Company leased approximately 5,400 square feet pursuant to a lease agreement which would expire on March 31, 1999. In February of 1999, the Company extended the 5,400 square foot lease agreement until January 31, 2001. Additionally, in February of 1999 the Company entered into a lease agreement for an additional 700 square feet at the same location. The lease on this additional space expires on January 31, 2001. Annual rent expense for the years ended December 31, 1998, 1997 and 1996 totaled $77,633, $75,226 and $75,288, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves.

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

Annuity Contract Liabilities

Annuity contract liabilities are computed using the retrospective deposit method and consist of policy account balances, before deduction surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense.

Policyholder Premium Deposits

Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest is credited on these deposits at the rate of 6%. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.

Premiums

Life insurance premiums for limited payment contract are recorded according to Statement of Financial Accounting Standard ("SFAS") No. 97. "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". Any gross premium in excess of net premium is deferred and recognized in income in a constant relationship with insurance in force.

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

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per
Share".   All earnings and losses per share amounts for all period have been presented to conform with the requirements of SFAS 128.

Net income (loss) per common share is based upon the weighted average number of common shares outstanding each year. For the years ended December 31, 1997 and 1996, all shares are outstanding for the entire year. During 1998, option shares exercised are assumed to be outstanding based on the day
exercised.   The weighted average outstanding common shares was 5,583,016 in
1998 and 5,579,840 in 1997 and 1996.

3. Investments

The amortized cost and fair value of investments in fixed maturities at December 31, 1998 and 1997 are summarized as follows:

                                         Gross          Gross
                         Amortized     Unrealized     Unrealized       Fair
                           Cost          Gains          Losses         Value

December 31, 1998:
U.S. government bonds  $ 2,549,148    $   64,175      $        -   $ 2,613,323
Municipal bonds          1,129,553        34,378                     1,163,931
Corporate bonds          2,294,752        49,648             525     2,343,875

                       $ 5,973,453    $  148,201      $      525   $ 6,121,129


December 31, 1997:
U.S. government bonds  $ 6,002,225    $    3,515      $  (23,822)  $ 5,981,918
Municipal bonds          1,242,504        28,901          (2,562)    1,268,843
Corporate bonds          1,772,162        18,251          (2,480)    1,787,933

                       $ 9,016,891    $   50,667      $  (28,864)  $ 9,038,694


The amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.




3. Investments (continued)

                                             Amortized              Fair
                                              Cost                 Value
Due in one year or less                    $   250,152         $   250,273
Due after one year through five years        3,160,996           3,228,018
Due after five years through ten years       2,562,305           2,642,838

                                           $ 5,973,453         $ 6,121,129


The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities which have a fair value of $2,142,500 at December 31, 1998, which are on deposit with the KDI.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among government, states, municipals, political subdivisions and corporate bonds. As a result, management believes that significant concentrations of credit risk do not exist.

On March 31, 1997, the Company purchased 500,000 shares of the $2.00 par value Secured Non-Cumulative Redeemable Convertible Preferred Stock of U.S. Star Financial Corporation ("U.S. Star") for $1,000,000. The Preferred shares were collateralized with securities, which were in the possession of the Company, that equal the total investment. All interest earned on the collateral was retained by U.S. Star. The Preferred shares were convertible into common shares at a rate of one share of Preferred for one share of common. U.S. Star could have required the conversion if it met conditions set forth in the security agreement. If the Preferred shares were not converted within eighteen months of the date of purchase, the Preferred shares could be redeemed at the original purchase price. On September 30, 1998, the Preferred shares were redeemed for approximately the original purchase price. The Preferred shares contained a provision under which the Company received dividends in the form of common stock. During 1998, the Company received 45,000 shares of U.S. Star common stock. The common stock received is restricted from sale or transfer under Rule 144 of the Act. Accordingly, the value of the common stock dividend could not be determined and therefore the Company did not recognize any dividend income or record the common stock at any value.

On March 31, 1997, the Company purchased 200,000 shares of Paradise Plus USA, Inc. and 200,000 shares of Paradise Plus Holding Company, Inc. for a total investment of $20,000 or $.05 per share. Each company is offering a total of 700,000 shares of its no par value common stock through a private placement stock offering. As these shares represent organizer shares and are restricted under Rule 144 of the Act, the common stock investments have been recorded at
cost.   In addition, the Company executed a $100,000 promissory note bearing interest at an annual rate of 8.5% with Paradise Plus Holding Company, Inc.
on March 5, 1997.   At December 31, 1998 and 1997, the unpaid principal
balance on this note was $69,636 and $74,000, respectively.

During 1996, the Company entered into a $175,000 line of credit agreement, bearing interest at an annual rate of 10.25%, with Mr. Rick Meyer, President of First American Capital Corporation (see Note 5). During 1997, the line of credit agreement was converted to a thirty-six month promissory note bearing interest at an annual rate of 10.25%. The Company has a perfected security interest in amounts due Mr. Meyer from United Security Assurance Company which will provide for payment of the note. The unpaid balance at December 31, 1998 and 1997 was $64,068 and $160,000, respectively.

During 1996, the Company entered into a $100,000 line of credit agreement, which bears interest at an annual rate of 20%, with Mr. James Hayslip of Successful Solutions, Inc. During 1997, the line of credit agreement was extended from July 31, 1997 to July 31, 1998. The unpaid balance at December 31, 1997 was $22,042. During 1998, Mr. Hayslip paid the outstanding balance of the note.

During 1998, the Company had gross realized investment gains of $6,988.
There were no realized investment gains during 1997 or 1996. Realized investment losses totaled $459, $12,935 and $4,368 in 1998, 1997 and 1996, respectively. These realized gains and losses during 1998, 1997 and 1996 were the result of the sale of available for sale fixed maturity investments. In addition, during 1997 the Company incurred a net realized gain of $8,000 related to its disposition of MAC (see Note 6) and a gross realized loss of $31,000 related to its line of credit agreement with LGP, Inc. ("LGP", see
Note 6).

As of December 31, 1998 and 1997, the Company had recorded an allowance for uncollectible accounts on notes receivable of $75,000 and $149,698, respectively (including the allowance recorded in connection with the sale of MAC - see Note 5).


The following are the components of net investment income:
                                                Year ended December 31,
                                           1998          1997         1996
Fixed maturities                       $  439,310    $  560,866   $  581,568
Notes receivable                           28,149        37,447        8,654
Short-term and other investments          147,996        26,421       53,213
Investments in unconsolidated
 affiliates                                     -       (97,184)     (31,816)

Gross investment income                   615,455       527,550      611,619
Investment expenses                       (19,843)      (22,719)     (26,375)

Net investment income                  $  595,612    $  504,831   $  585,244


4. Concentrations of Credit Risk

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among government and corporate bonds. The Company has not experienced any significant losses in such investments and believes it is not exposed to any significant credit risk.

5. Investments in and Receivables from Related Parties

The Company has investments in related parties of $125,000 at December 31, 1998 and 1997, which are reported at cost as these investments represent organizer shares purchased in the initial private placement of the related entities (discussed below) and are restricted from sale or transfer under Rule 144 of the Act. The Company also had receivables from these entities of $20,496 and $21,286 at December 31, 1998 and 1997, respectively.

First American Capital Corporation

On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas, for $52,500.
At December 31, 1998, FACC had raised total capital of $14,349,649 from the sale of private placement shares and through a $12,500,000 Kansas intrastate public stock offering which commenced on March 11, 1997. On January 15, 1999, FACC completed its public stock offering raising total public offering proceeds of $13,750,000 which includes a $1,250,000 over-sale. The proceeds of the public offering were used to form a Kansas domiciled life insurance company, First Life America Corporation. When the public offering is completed and the preferred stock is converted to common, the Company will own less than 10% of outstanding common stock. At December 31, 1998 and 1997, the Company had accounts receivable from FACC of $14,134 and $6,914, respectively.

Mid-American Alliance Corporation

On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City, Missouri,
for $72,500.   At December 31, 1998, MAAC had raised total capital of
$5,351,380 from the sale of private placement shares and through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. The proceeds of the public offering will be used to further capitalize MACLIC. When the public offering is completed, the Company will own less than 10% of MAAC's outstanding common stock. At December 31, 1998 and 1997, the Company had accounts receivable from MAAC of $6,362 and $14,372, respectively.

6.  Venture Capital Subsidiary Investments

FKCC purchased newly issued common stock of MAC, Lexington, Kentucky, representing a 51% interest, for $50,000 on April 12, 1996. MAC purchases
receivables from medical providers at a discount.   The acquisition was
accounted for as a purchase and resulted in intangible assets of $26,623 ($20,623 goodwill and $6,000 non-compete agreement) at the date of acquisition. MAC has incurred operating losses since inception. As such, the Company has included 100% of MAC's operating losses of $6,182 and $55,241 for the years ended December 31, 1997 and 1996, respectively, in the consolidated financial statements. Further, at December 31, 1996, the Company recorded a valuation allowance of $26,623 relating to the intangible assets recorded in conjunction with the acquisition. During 1996, FKCC entered into a $250,000 line of credit agreement with MAC. The unpaid balance on this agreement was $66,708 and $105,049 at December 31, 1998 and 1997, respectively.

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

FKCC also purchased a 49% interest in LGP, for $49,000 on October 18, 1996, which is accounted for on the equity method of accounting. LGP is a dating service using interactive-video matchmaking, which combines a television dating show and an on-line profile library on the Internet. During 1996, FKCC entered into a $31,000 line of credit agreement with LGP of which the entire balance was drawn upon during 1997. At December 31, 1997, the $31,000 line of credit agreement was determined to be uncollectible and was written -off. Due to operating losses of $17,184 in 1996 and $31,816 in 1997, the investment in LGP has no carrying value at December 31, 1997 or 1998.

Lastly, FKCC purchased a 40% interest in Cybertyme, Inc. ("Cybertyme"), Glasgow, Kentucky, for $80,000 on November 12, 1996, which is also accounted for on the equity method of accounting. Cybertyme provides individuals who do not have access to a personal computer the ability to access the Internet for an hourly fee. In addition, Cybertyme will provide educational classes regarding Internet use and other personal computer applications. During 1997, operating losses of $29,678 were recorded relative to this investment. Management believes that Cybertyme will continue to incur operating losses and has elected to record a valuation allowance of $50,322 which approximates the remaining investment balance at December 31, 1997 and 1998.

7.  Federal Income Taxes


The Company does not file a consolidated federal income tax return with FAIC.
FAIC is taxed as a life insurance company under the provisions of the Internal
Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the years ended December 31, 1998, 1997 and 1996 consisted of the following:




                                            Year ended December 31,

                                  1998              1997              1996
Current                      $   54,671        $   14,893        $   26,112
Deferred                        210,431           109,102            85,541

Federal income tax expense   $  265,102        $  123,995        $  111,653



Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                            Year ended December 31,
                                  1998              1997              1996
Federal income tax expense
 (benefit) at statutory rate $  135,829        $ (189,303)       $  (63,990)
Small life insurance company
 deduction                      (74,692)          (27,470)          (40,138)
Increase in valuation
 allowance                      176,967           341,714           223,635
Surtax exemptions                (9,427)           (9,847)          (11,750)
Goodwill and other
 intangible assets                    -                 -             9,052
Other                            36,425             8,901            (5,156)

Federal income tax expense   $  265,102        $  123,995        $  111,653



Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.


Significant components of the Company's net deferred tax liability are as follows:

                                                 December 31,
                                          1998                    1997
Deferred tax liability:
  Net unrealized investment gains     $    50,210              $    9,352
  Due and deferred premiums                14,324                   9,503
  Deferred policy acquisition costs       527,078                 310,365

Total deferred tax liability              591,612                 329,220

Deferred tax asset:
  Net unrealized investment losses              -                   1,939
  Investment in unconsolidated
   affiliates                                   -                  33,043
  Policy reserves and contract
   liabilities                             76,548                  53,319
  Unearned revenue                         35,018                  46,341
  Reinsurance premiums                     21,114                  13,449
  Net operating loss carry forward      1,157,037                 974,780
  Alternative minimum tax credit
   carry forward                           44,846                  30,970
  Other                                         -                   8,466

Total deferred tax asset                1,334,563               1,162,307
Valuation allowance                    (1,201,883)             (1,038,793)
Net deferred tax asset                    132,680                 123,514

Net deferred tax liability            $   458,932              $  205,706


The Company has net operating loss carry forwards of approximately $3,264,200, expiring in 2009 through 2013. These net operating loss carry forwards are not available to offset FAIC income. FAIC has alternative minimum tax credit carry forwards of $44,846, which have no expiration date. Federal income taxes paid during 1998, 1997 and 1996 were $15,000, $22,000 and $56,404, respectively.

8. Shareholders' Equity and Statutory Accounting Practices

FAIC prepares its statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the KDI. Currently, "prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC is in the process of codifying SAP ("Codification"). Codification will likely change, to some extent, prescribed SAP and may result in changes to the accounting practices that FAIC uses to prepare its statutory-basis financial statements. Codification, which was approved by the NAIC in 1998, requires adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for FAIC, the KDI must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the KDI. At this time it is unclear whether the KDI will adopt Codification. However, based on current draft guidance, management believes that the impact of Codification will not be material to FAIC's statutory-basis financial statements.


Net income for 1998, 1997 and 1996 and capital and surplus at December 31, 1998, 1997 and 1996 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KDI are as follows:

                                 GAAP                        SAP
                           Net        Capital and        Net      Capital and
                         Income         Surplus        Income       Surplus
1998                 $   670,447     $  7,458,286    $  107,579  $  6,306,783

1997                     331,555        6,708,844       194,977     6,227,997

1996                     334,910        6,286,334        78,456     6,002,781


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

9. Reinsurance

To minimize the risk of claim exposure, the Company reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance. Credit life and accident and health benefits and accidental death benefits are 100% reinsured. All individual life insurance, except for term insurance, and accidental death benefits are ceded to Business Men's Assurance Company
("BMA").   At December 31, 1998 and 1997, the Company ceded $66,850,411 and
$47,248,000 of insurance in-force and received reserve credits of $97,417 and $60,616 respectively. Pursuant to the terms of the agreement, FAIC pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsured policies. FAIC records this unpaid premium as "Reinsurance premiums payable" in the accompanying balance sheet and recognized as "Reinsurance premiums ceded" in the accompanying income statement. At December 31, 1998, and 1997, the unpaid reinsurance premiums net of amortization totaled $65,183 and $39,557, respectively. To the extent that the reinsurance companies are unable to meet its obligations under the reinsurance agreement, the Company remains primarily liable for the entire amount at risk. During 1998, 1997 and 1996, FAIC paid $69,891, $50,994 and $10,155 of reinsurance premiums, respectively.

10. Related Party Transactions

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums delivered by FAIC. The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FAIC had incurred expenses of $595,146, $432,648 and $359,662 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

In December of 1998, the Company contracted with FACC to provide underwriting and accounting services for FLAC and FACC. The agreement dated September 1, 1996 between the Company and FACC was terminated with the execution of the new agreement. Under the terms of the management agreement, the FACC pays fees based on a percentage of delivered premiums of FLAC. The percentages are five and one half percent (5.5%) for first year premiums; four percent (4%) of second year premiums; three percent (3%) of third year premiums; two percent (2%) of fourth year premiums and one percent (1%) for years six through ten for ten year policies and one-half percent (.5%) in years six through twenty for twenty year policies.

Under the terms of the agreements, FACC incurred expenses of $24,816 and $21,000 during 1998 and 1997, respectively and MAAC incurred expenses of $24,000 and $14,000 during 1998 and 1997, respectively. Further, the Company has accounts receivable of $13,318 and $6,362 from FACC and MAAC, respectively, at December 31, 1998 and $6,914 and $14,372 from FACC and MAAC, respectively, at December 31, 1997 (see Note 4). Various officers and directors of the Company hold similar positions with FACC and MAAC.

11.  Fair Values of Financial Instruments

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 1998 and 1997, the fair value of fixed maturities was $6,121,129 and $9,038,694, respectively.

Notes Receivable and Investments in Unconsolidated Affiliates

The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At December 31, 1997, the fair values of notes receivable was $334,923. Notes receivable and investments in unconsolidated affilates did not have any carrying value at December 31, 1998.

Preferred Stock

The carrying value of preferred stock approximates its fair value. At December 31, 1997, the fair value of preferred stock was $1,000,000. No such investments were held at December 31, 1998.

Cash and Cash Equivalents

The carrying values of cash and cash equivalents approximate their fair values. At December 31, 1998 and 1997, the fair value of cash and cash equivalents was $6,587,264 and $1,335,455, respectively.

Investment Contracts

The carrying value of investment-type fixed annuity contracts approximates their fair value. At December 31, 1998 and 1997, the fair value of investment-type fixed annuity contracts were $1,763,029 and $1,112,551.

Common Stock and Investments in Related Parties

The Company holds an investment in common stock of $20,000 at December 31, 1998 and 1997. The Company also holds investments in related parties of $125,000 at December 31, 1998 and 1997. These investments represent organizer shares purchased in the initial private placement of the respective entities and are restricted under Rule 144 of the Act. Accordingly, there are no quoted market prices for these investments. It is not practicable to estimate the fair value of these investments because of limited information available to the Company. These investments are carried at cost in the accompanying consolidated balance sheets.

12.  Stock Options

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

Stock options are accounted for in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has recognized compensation expense equal to the difference between the option exercise price of $1.05 and the estimated fair value of the stock at the date
of grant.   Compensation cost reflected in these financial statements as the result of these 54,650 options being granted is $159,743, representing the difference between the estimated fair value of the underlying stock at grant date (approximately $4.00 per share) and the option exercise price.


A summary of the Company's stock option activity and related information for the years ended December 31, 1998 and 1997 follows. There were no options in 1996.


                                       1998                    1997
                               Options      Price      Options      Price
Outstanding, beginning of
  year                         54,650     $  1.05
Granted                                                54,650     $  1.05
Exercised                     (40,850)       1.05
Forfeited                     (13,800)

  Total                             -                  54,650


Fair value of options
 granted during year                                $ 218,600


13.  Comprehensive income

In 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 requires the detail of compreshensive income for the reporting period be disclosed in the financial statements. Comprehensive income consists of net income or loss for the current period adjusted for income, expenses gains and losses that are reported as a separate component of shareholders' equity rather than in the statement of operations. The financial statements have been prepared in accordance with SFAS 130.


The components of comprehensive income along with the related tax effects are presented for 1998, 1997 and 1996 as follows:

                                        1998           1997            1996
Unrealized gain on available-for
 -sale securities:
  Unrealized holding gains/(losses)
   during the period                 $ 132,706      $ 158,199      $ (167,712)
   Tax benefit/(expense)               (45,120)       (53,788)         57,022

                                        87,586        104,411        (110,690)

Less:
  Adjustment for gains realized
   in net income                         6,829              -               -
   Tax benefit/(expense)                (2,322)             -               -

                                         4,507              -               -

Plus:
  Adjustment for losses realized
   in net income                             -         12,935           4,368
   Tax benefit/(expense)                     -          4,398           1,486

                                             -          8,537           2,882

Other comprehensive income           $  83,079      $ 112,948      $ (107,808)

Net income/(loss)                    $ 134,397      $(680,769)     $ (299,859)
  Other comprehensive income
  /(loss) net of tax effect:
    Unrealized investment gains         83,079        112,948        (107,808)

Comprehensive income/(loss)          $ 217,476      $(567,821)     $ (407,667)

Net income/(loss) per common
 share - basic and diluted           $    0.02      $   (0.12)     $    (0.05)


14.  Segment Information

Prior to 1998 segment data was required to be presented on an "industry approach" in accordance with SFAS No. 14. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", become effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131 which is consistent with prior year presentation. The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of December 31, 1998, 1997 and 1996 and for the years then ended is as follows:

                                        1998           1997           1996
Revenues:
  Life and annuity insurance
   operations                      $  2,814,106   $  1,652,201   $  1,287,769
  Venture capital operations              4,101       (152,919)       (21,790)
  Corporate operations                  167,002        155,769        228,153
   Total                           $  2,985,209   $  1,655,051   $  1,494,132


Income (loss) before income taxes:
  Life and annuity insurance
   operations                      $    935,549   $    455,550   $    446,563
  Venture capital operations              4,085       (154,015)      (115,728)
  Corporate operations                 (540,135)      (858,309)      (519,041)
   Total                           $    399,499   $   (556,774)  $   (188,206)


Assets:
  Life and annuity insurance
   operations                      $ 11,850,273   $  9,259,930   $  7,736,441
  Venture capital operations             50,343         46,258        109,455
  Corporate operations                3,332,409      3,992,176      4,685,176
   Total                           $ 15,233,025   $ 13,298,364   $ 12,531,072


Depreciation and amortization
 expense:
  Life and annuity insurance
   operations                      $    426,476   $    339,562   $    161,163
  Venture capital operations                  -              -         27,667
  Corporate operations                   16,436         16,292         20,298
   Total                           $    442,912   $    355,854   $    209,128


15.  Claims and Contingencies

The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak and Angela Novak, as the Plaintiffs. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The outcome of this matter is not predictable with assurance. Although any actual liability is not determinable as of December 31, 1998, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.


FIRST ALLIANCE CORPORATION AND SUBSIDIARY

SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 1998


                                                                   Amount
                                                                Which Shown in
                                                                  the Balance
Type of Investment                   Cost(1)       Value(2)         Sheet(3)
Fixed Maturities:
  Bonds:
   United States Government and
   government agencies and
   authorities                    $ 2,549,148    $ 2,613,323    $ 2,613,323
   States, municipalities and
   political subdivisions           1,129,553      1,163,931      1,163,931
   All other corporate bonds        2,294,752      2,343,875      2,343,875
       Total fixed maturities       5,973,453      6,121,129      6,121,129

  Common stock                         20,000         20,000         20,000
  Notes receivable                    296,636        221,636        221,636
                                      316,636        241,636        241,636

Total investments                 $ 6,290,089    $ 6,362,765    $ 6,362,765

<F1>
(1) Original cost of fixed maturities adjusted for amortization of premiums and discounts.
<F2>
(2) Represents fair market value of fixed maturities at the balance sheet date determined on the basis of year end market prices.
<F3>
(3)  Excludes investments in related parties of $125,000.



FIRST ALLIANCE CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET

                                                          December 31,
                                                    1998              1997
Assets
Available-for-sale fixed maturities, at
 fair value (amortized cost, $505,365 and
 $2,462,998 in 1998 and 1997, respectively)    $    505,848      $  2,457,294
Preferred stock at cost                                   -           800,000
Common stock at cost                                 20,000            20,000
Investment in subsidiaries*                       7,508,630         6,755,102
Cash and cash equivalents                         2,355,214           107,321
Notes receivable                                    218,688           287,536
Investments in related parties                      125,000           125,000
Receivables from related parties                     20,496            21,286
Accrued investment income                            13,262            49,684
Prepaid expenses                                     23,427            20,662
Office furniture and equipment, less
 accumulated depreciation of $69,808 and
 $53,533 in 1998 and 1997, respectively              43,684            32,026
Advances to agents                                        -                 -
Receivable from subsidiary*                          70,829            49,493
Deferred federal income taxes                             -             1,939
Other assets                                          8,358            77,512

Total assets                                   $ 10,913,436      $ 10,804,855


Liabilities and Shareholders' Equity
Accounts payable and accrued expenses          $     64,270      $    140,488
Salaries, wages, and benefits payable                20,708            91,864
Payable to subsidiary*                                1,569             6,145
Deferred federal income taxes                           164                 -

Total liabilities                                    86,711           238,497

Shareholders' equity:
Common stock, no par value, 8,000,000
 shares authorized; 5,620,690 and 5,579,840
 shares issued and outstanding at December
 31, 1998 and 1997, respectively; $.10
 stated value                                       562,069           557,984
Additional paid-in capital                       12,180,352        12,141,546
Retained earnings-deficit                        (2,013,165)       (2,147,562)
Accumulated other comprehensive income               97,469            14,390

Total shareholders' equity                       10,826,725        10,566,358

Total liabilities and shareholders' equity     $ 10,913,436      $ 10,804,855

<F1>
* Eliminated in consolidation


FIRST ALLIANCE CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                               Years ended December 31,
                                          1998          1997           1996
Revenues
  Service fee revenue*                $   595,962   $   432,648   $   359,662
  Net investment income                   118,644       171,204       223,558
  Realized investment losses                 (459)      (50,435)       (4,368)
  Equity in earnings of subsidiaries*     674,533       177,540       219,182
  Other income                             48,000        35,000         8,963
   Total revenue                        1,436,680       765,957       806,997

Benefits and expenses
  Salaries, wages and employee
   benefits                               801,332       680,193       649,376
  Compensation cost related to
   stock options                                -       159,743             -
  Professional fees                        86,930       235,749       107,456
  Insurance administration expenses        85,734        69,466        71,667
  Miscellaneous taxes                           -             -        20,085
  Rent expense                             77,633        75,226        72,868
  Depreciation expense                     16,436        16,292        20,298
  Other operating costs and expenses      234,218       210,057       165,106
   Total benefits and expenses          1,302,283     1,446,726     1,106,856

Net income/(loss)                         134,397      (680,769)     (299,859)

Other comprehensive income (loss),
 net of income tax:
  Unrealized investment gains               4,085        21,993       (26,912)

Comprehensive income (loss)           $   138,482   $  (658,776)  $  (326,771)

<F1>
* Eliminated in consolidation


FIRST ALLIANCE CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS


                                               Years ended December 31,
                                          1998          1997           1996
Net cash used in operating activities $  (585,317)  $  (634,713)  $  (304,735)

Investing activities:
  Purchase of available-for-sale
   fixed maturities                             -             -    (4,288,438)
  Sale of available-for-sale fixed
   maturities                           1,249,863     1,539,680       248,164
  Maturity of available-for-sale
   fixed maturities                       700,000             -       500,000
  Purchase of preferred stock                   -      (800,000)            -
  Sale of preferred stock                 799,700             -             -
  Purchase of common stock                      -       (20,000)            -
  Investment in subsidiaries                    -       (92,000)     (224,000)
  Investment in related parties                 -             -      (125,000)
  Decrease/(Increase) in notes
   receivable                              68,848             -      (221,096)
  Purchase of furniture and equipment     (28,094)       (3,939)      (13,603)

Net cash provided by/(used in)
 investing activities                   2,790,317       623,741    (4,123,973)

Financing activities:
  Proceeds from stock options              42,893             -             -
  Cost of stock offering                        -             -        40,571

Net cash provided by financing
 activities                                42,893             -        40,571

Increase (decrease) in cash and
 cash equivalents                       2,247,893       (10,972)   (4,388,137)

Cash and cash equivalents,
 beginning of year                    $   107,321   $   118,293   $ 4,506,430

Cash and cash equivalents,
 end of year                          $ 2,355,214   $   107,321   $   118,293


FIRST ALLIANCE CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                           Future Policy
                              benefits            Other                Net
                 Deferred     losses              policy              Investment
                  policy    claims and            claims and           and
               acquisition     loss     Unearned  benefits   Premium   other
Segment           costs     expenses(a) premiums  payable    revenue   income
December 31,
 1998
Life insurance
 and annuity
 operations     $1,848,419  $3,256,795  $102,993  $177,528  $2,294,441 $476,968
Venture capital
 operations              -           -         -         -           -        -
Corporate
 operations              -           -         -         -           -  118,644

  Total         $1,848,419  $3,256,795  $102,993  $177,528  $2,294,441 $595,612


December 31,
 1997
Life insurance
 and annuity
 operations     $1,074,485  $1,874,359  $136,299  $117,137  $1,221,400 $430,811
Venture capital
 operations              -           -         -         -           -  (97,184)
Corporate
 operations              -           -         -         -           -  210,959

  Total         $1,074,485  $1,874,359  $136,299  $117,137  $1,221,400 $544,586

December 31,
 1996
Life insurance
 and annuity
 operations     $  749,610  $  884,243  $118,046  $207,809  $  901,584 $393,502
Venture capital
 operations              -           -         -         -           -  (31,816)
Corporate
 operations              -           -         -         -           -  235,230

  Total         $  749,610  $  884,243  $118,046  $207,809  $  901,584 $596,916


FIRST ALLIANCE CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (continued)


                                      Benefits    Amortization
                                       claims,     of deferred
                                     losses and      policy        Other
                                     settlement    acquisition    operating
Segement                             expenses(c)      costs       expenses
December 31, 1998

Life insurance and annuity
 operations                         $  138,545    $  426,476    $   580,579
Venture capital operations                   -             -              -
Corporate operations                         -             -      1,302,283

  Total                             $  138,545    $  426,476    $ 1,882,862


December 31, 1997

Life insurance and annuity
 operations                         $  465,378    $  339,562    $   390,259
Venture capital operations                   -             -          2,548
Corporate operations                         -             -      1,014,078

  Total                             $  465,378    $  339,562    $ 1,406,885


December 31, 1996

Life insurance and annuity
 operations                         $  440,742    $  161,163    $   239,302
Venture capital operations                   -             -         93,937
Corporate operations                         -             -        747,194

  Total                             $  440,742    $  161,163    $ 1,080,433

<F1>
(a)  Includes annuity contract liabilities.
<F2>
(b)  Includes policyholder premium deposits.
<F3>
(c) Includes interest credited on annuity contract liabilities and policyholder premium deposits.



FIRST ALLIANCE CORPORATION

SCHEDULE IV - REINSURANCE

                                                                Percentage
                                                                 of Amount
                               Ceded to    Assumed               Assumed
                     Gross      Other     from Other    Net       to Net
                     Amount   Companies   Companies    Amount    Amounts
Life insurance in
 force (in
  thousands):

December 31, 1998  $  119,576  $ 36,310   $     -    $   83,266         -
December 31, 1997      98,685    47,248         -        51,437         -
December 31, 1996      72,198    38,598         -        33,600         -

Premiums:

December 31, 1998  $2,383,680  $ 89,240   $     -    $2,294,440         -
December 31, 1997   1,279,679    58,279         -     1,221,400         -
December 31, 1996     944,011    42,427         -       901,584         -

