Form 10-Q
period 1999-03-31
FIRST ALLIANCE CORP /KY/
filed 1999-05-14
CIK 910603

United States
              Securities and Exchange Commission
                  Washington, D.C. 20549

                        FORM 10-Q
                        (Mark One)


[X] Quarterly Report Pursuant to Section 14 or 15(d) of the Securities
    Exchange Act of 1934 for the Period Ended March 31, 1999

                           or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From     to        .

             Commission file number : 33-67312

                FIRST ALLIANCE CORPORATION

    (exact name of registrant as specified in its charter)


   Kentucky                                        61-1242009
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification
                                                     number)


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

Common Stock, No Par Value - 5,680,890  shares as of April 30, 1999

        FIRST ALLIANCE CORPORATION

            INDEX TO FORM 10-Q


Part I.   FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets at
          March 31, 1999 and December 31, 1998                          1

     Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1999 and 1998            2

     Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998                    3

     Notes to Condensed Consolidated Financial Statements               4

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     6

Part II.

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in dollars)
                                                    March 31,     December 31,
                                                      1999           1998

Assets                                             (Unaudited)
Investments:
 Available-for-sale fixed maturities,
  at fair value (amortized cost, $5,216,450
  and $5,973,453 in 1999 and 1998, respectively) $  5,283,812    $  6,121,129
 Common stock at cost                                  20,000          20,000
 Notes receivable (net of $149,698 valuation
  allowance in 1999 and 1998)                         160,884         221,636
                                                    ---------       ---------
Total investments                                   5,464,696       6,362,765

Cash and cash equivalents                           7,910,365       6,587,264
Investments in related parties                        125,000         125,000
Receivables from related parties                       26,981          20,496
Accrued investment income                              92,356         107,416
Deferred policy acquisition costs                   2,073,168       1,848,419
Prepaid expenses                                       53,002          23,427
Office furniture and equipment, less accumulated
 depreciation of $69,823 and $69,808 in 1999
 and 1998, respectively                                33,579          43,684
Advances to agents                                     50,185          57,676
Premiums due                                           61,191          47,130
Other assets                                           19,416           9,748
                                                  -----------     -----------
Total assets                                     $ 15,909,939    $ 15,233,025
                                                  ===========     ===========

See notes to condensed consolidated financial statements



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(amounts in dollars)


                                                    March 31,     December 31,
                                                      1999           1998

Liabilities and Shareholders' Equity               (Unaudited)

Policy and contract liabilities:
 Annuity contract liabilities                    $  2,037,915    $  1,763,029
 Life policy reserves (net of reinsurance
  ceded reserves of $91,388 and $88,534
  in 1999 and 1998, respectively)                   1,748,363       1,493,766
 Deposits on pending policy applications              265,342         216,565
 Unearned revenue                                     100,772         102,993
 Claims Payable                                        68,750               -
 Policyholder premium deposits                        198,912         177,528
 Reinsurance premiums payable                          63,495          65,183
                                                   ----------      ----------
Total policy and contract liabilities               4,483,549       3,819,064

Federal income taxes payable:
 Current                                                    -          32,258
 Deferred                                             481,882         458,932
Commissions, salaries, wages and benefits
 payable                                               74,249          64,740
Accounts payable and accrued expenses                  46,506          31,305
                                                   ----------      ----------
Total liabilities                                   5,086,186       4,406,299

Claims and contingencies (Note 12)

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
 authorized; 5,667,690 and 5,620,690 shares
 issued and outstanding at March 31, 1999 and
 December 31, 1998                                    566,769         562,069
Additional paid in capital                         12,275,091      12,180,353
Retained Earnings - deficit                        (2,062,566)     (2,013,165)
Accumulated other comprehensive income                 44,459          97,469
                                                   ----------      ----------
Total shareholders' equity                         10,823,753      10,826,726
                                                   ----------      ----------
Total liabilities and shareholders' equity       $ 15,909,939    $ 15,233,025
                                                   ==========      ==========

See notes to condensed consolidated financial statements.



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in dollars)

                                                      Three months ended

                                                    March 31,      March 31,
                                                      1999           1998
                                                   (Unaudited)    (Unaudited)

Revenues

 Premium Income (net of reinsurance of
  $53,965 in 1999 and $20,158 in 1998)           $    793,064    $    495,417
 Net Investment Income                                152,681         139,639
 Other income                                          20,028          13,158
                                                   ----------      ----------
   Total revenue                                      965,773         648,214

Benefits and expenses
 Increase in policy reserves                          254,597         160,708
 Death claims (net of reinsurance of $162,000)         68,750               -
 Policyholder surrender values                         11,251               -
 Interest credited on annuities and premium
  deposit funds                                        40,147          22,368
 Commissions                                          301,260         168,229
 Policy acquisition costs deferred                   (382,973)       (222,034)
 Amortization of deferred policy acquisition
  costs                                               158,225          80,939
 Salaries, wages and employee benefits                247,212         199,998
 Agency expenses                                       57,242          55,589
 Professional fees                                     43,486          41,863
 Other expenses                                       166,481          92,424
                                                   ----------       ---------
   Total benefits and expenses                        965,678         600,084
                                                   ----------       ---------
Income from operations                                     95          48,130
                                                   ----------       ---------
Federal income taxes                                   49,496          48,116
                                                   ----------       ---------
Net income/(loss)                                $    (49,401)   $         14
                                                   ==========       =========
Net income/(loss) per common share-basic
 and diluted                                     $      (0.01)   $       0.00
                                                   ==========       =========

See notes to condensed consolidated financial statements.



FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(amounts in dollars)

                                      Three months ended         Year ended
                                           March 31,             December 31,
                                     1999             1998          1998
                                 (Unaudited)

Common stock:
 Balance, beginning of year     $    562,069     $   557,984     $   557,984
  Exercise of stock options
   (34,900 and 40,850 shares)              -           3,490           4,085
  Sale of shares in private
     placement (47,000 shares)         4,700               -               -
                                ------------     -----------     -----------
 Balance, end of year                566,769         561,474         562,069

Additional paid-in capital:
 Balance, beginning of year       12,180,353      12,141,546      12,141,546
  Exercise of stock options
   (34,900 and 40,850 shares)              -             379          38,807
  Sale of shares in private
   placement (47,000 shares)         112,800               -               -
  Cost of private placement          (18,062)              -               -
                                ------------     -----------     -----------
 Balance, end of year             12,275,091      12,141,925      12,180,353

Retained earnings-deficit:
 Balance, beginning of year       (2,013,165)     (2,147,562)     (2,147,562)
  Net income (loss)                  (49,401)             14         134,397
                                ------------     -----------     -----------
 Balance, end of year             (2,062,566)     (2,147,549)     (2,013,165)

Accumulated other comprehensive
 income:
 Balance, beginning of year           97,469          14,390          14,390
  Net unrealized gain (loss)
  on available-for-sale
  securities net of
  reclassification adjustment
   (see below)                       (53,010)         26,059          83,079
                                ------------     -----------     -----------
 Balance, end of year                 44,459          40,449          97,469
                                ------------     -----------     -----------
Total shareholders' equity      $ 10,823,753    $ 10,596,299    $ 10,826,726
                                ============     ===========     ===========

Disclosure of reclassification
 amount:

Unrealized holding gains (loss)
 arising during period          $    (53,010)   $     26,059    $     87,586
Less: reclassification
 adjustment for (gains) loss
 included in net income                    -               -          (4,507)
                                ------------     -----------     -----------
Net unrealized gains (loss)
 on securities                  $    (53,010)   $     26,059    $     83,079
                                ============     ===========     ===========

See notes to consolidated financial statements.



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in dollars)


                                                      Three months ended
                                                    March 31,      March 31,
                                                      1999           1998
                                                   (Unaudited)    (Unaudited)

Cash Flows from Operations:

Net cash provided by operating activities        $    153,045    $    153,154


Investing activities:

 Maturity of available-for-sale fixed maturities      750,000       1,949,863
 Decrease in notes receivable                          60,752               -
 Net (increase)/decrease in furniture
  and equipment                                         5,963         (22,177)
                                                  -----------     -----------
Net cash provided by investing activities             816,715       1,927,686


Financing activities:

 Deposits on annuity contracts, net                   236,860         175,402
 Policyholder premium deposits, net                    17,042               -
 Proceeds from sale of common stock                    99,438           3,870
                                                  -----------     -----------
Net cash provided by financing activities             353,340         179,272
                                                  -----------     -----------
Increase in cash and cash equivalents               1,323,100       2,260,112

Cash and cash equivalents beginning of period    $  6,587,264    $  1,335,455
                                                  -----------     -----------
Cash and cash equivalents at end of period       $  7,910,364    $  3,595,567
                                                  ===========     ===========

See notes to condensed consolidated financial statements.



FIRST ALLIANCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)            Basis of Presentation

   The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the three month period ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

   Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(2)            Subsidiary Operations

   The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation
   ("FKCC"), results of operations are included in the condensed consolidated financial information for the three month periods ending March 31, 1999 and 1998.

(3)            Investments

   The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at March 31, 1999:



                                        Gross          Gross
                          Amortized     Unrealized     Unrealized  Fair
                          Cost          Gains          Loss        Value

U.S. Government Bonds     $1,795,698    $   23,517     $       -   $1,819,215

Municipal Bonds            1,129,563        15,237             -    1,144,800

Corporate Bonds            2,291,189        30,210        (1,602)   2,319,797
                           ---------      --------       -------    ---------
                          $5,216,450    $   68,964     $  (1,602)  $5,283,812
                           =========      ========       =======    =========


   On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of
   Topeka, Kansas, for $52,500.   FACC completed its Kansas intrastate
   public stock offering on January 11, 1999, raising total capital of $13,750,000. The proceeds of the public offering have been used to form a Kansas domiciled life insurance company, First Life America Corporation. The Company own's 9.9% of the outstanding common stock.

   On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of
   Jefferson City, Missouri, for $72,500.   At March 31, 1999, MAAC
   had raised total capital of $3,859,850 from the sale of shares through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance
   Company ("MACLIC"), a Missouri domiciled life insurance company.
   The proceeds of the public offering will be used to further capitalize MACLIC. When the public offering is completed, the Company will own less than 10% of MAAC's outstanding common stock.

   On March 31, 1997, the Company purchased 500,000 shares of the
   $2.00 par value Secured Non-Cumulative

(3)            Investments (continued)

   Redeemable Convertible Preferred Stock of U.S. Star Financial Corporation ("U.S. Star") for $1,000,000. The Preferred shares were convertible into common shares at a rate of one share of preferred for one share of common. U.S. Star could have required the conversion if it met conditions set forth in the security agreement. If the Preferred shares were not converted within eighteen months of the date of purchase, the Preferred shares could have been redeemed at the original purchase price. On September 30, 1998, the Preferred shares were redeemed for approximately the original purchase price. The preferred shares contained a provision under which the Company received dividends in the form of common stock. During 1998, the Company received 45,000 shares of U.S. Star common stock. The common stock received is restricted from sale or transfer under rule
   144 of the Act. Accordingly, the value of the common stock dividend could not be determined and therefore the Company did not recognize any dividend income or record the common stock at any value.

   On March 31, 1997, the Company purchased 200,000 shares of
   Paradise Plus USA, Inc. and 200,000 shares of Paradise Plus Holding Company, Inc. for a total investment of $20,000 or $.05 per share. Each company is offering a total of 700,000 shares of its no par value common stock through a private placement stock offering. As these shares represent organizer shares and are restricted under Rule 144 of
   the Act, the common stock investments have been recorded at cost.   In
   addition, the Company executed a $100,000 promissory note bearing interest at an annual rate of 8.5% with Paradise Plus Holding
   Company, Inc. on March 5, 1997.  At March 31, 1999 and December
   31, 1998, the unpaid principal balance on this note was $69,636.

   The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At March 31, 1999 and December 31, 1998, the fair values of notes receivable were $160,884 and $221,636, respectively.

(4)  Deferred Policy Acquisition Costs

   Commissions and other cost of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves.

(5)  Earnings Per Share

   Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128,
   "Earnings per Share". All earnings and losses per share amounts for all periods have been presented to conform with the requirements of SFAS No. 128.

   Net income (loss) per common share is based upon the weighted
   average number of common shares    outstanding each year.  For the
   three months ended March 31, 1999 and 1998, all shares are assumed to be outstanding for the entire period. The weighted average outstanding common shares were 5,667,690 in 1999 and 5,614,740 in 1998.

(6)  Stock Options

   The Company has adopted a stock option plan for 200,000 common stock shares. On December 31, 1997, the Stock Option Committee granted 54,650 options, all of which were exercisable and outstanding at December 31, 1997. During 1998, 40,850 of these options were exercised and 13,800 forfeited.

(7)  Federal Income Taxes

   The company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At March 31, 1999 and 1998 estimated Federal Income tax expense was $49,496 and $48,116, respectively.

(8)  Related Party Transactions

   Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim, processing, accounting, processing and servicing policies, and other services necessary to facilitate FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums delivered by FAIC.
   The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expense and agent's health insurance. Pursuant to the terms of the agreement, FAIC had incurred expenses of $186,429 and $95,797 for the quarters ended March 31, 1999 and 1998, respectively.

   The Company entered into service agreements with FACC and MAAC effective September 1, 1996. Pursuant to the terms of the agreements, the Company provides investment management, data processing, accounting and reporting services in return for a $1,000 per month service fee from each company. Upon commencement of their public stock offerings (April 1, 1997 for FACC and November 1, 1997 for
   MAAC), these fees increased to $2,000 per month and the MAAC fees increased to $3,000 per month on February 1, 1999.

   In December 1998, the Company contracted with FACC to provide underwriting and accounting services for FLAC and FACC. The agreement dated September 1, 1996 between the Company and FACC was terminated with the execution of the new agreement. Under the terms of the management agreement, FACC pays fees based on a percentage of delivered premiums of FLAC. The percentages are five and one half percent (5.5%) for first year premiums; four percent (4%) of second year premiums; three percent (3%) of third year premiums; two percent (2%) of fourth year premiums and one percent (1%) of fifth year premiums and one percent (1%) for years six through ten for ten year policies and one-half percent (.5%) in years six through twenty for twenty year policies.

   Under the terms of the agreements, FACC and MAAC incurred expenses of $6,851 and $8,000, respectively, during the quarter ending March 31, 1999 and $6,000 and $6,000, respectively, during the quarter ending March 31, 1998. Further, the Company has accounts receivable of $14,431 and $12,551 from FACC and MAAC, respectively, at March 31, 1999 and $13,318 and $6,362 from FACC and MAAC, respectively, at December 31, 1998.

(9). Private Placement Offering

   The Company is currently offering 200,000 shares of no par value common stock for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities
   Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for one year after the close of the offering under Rule 144 of the Securities Act of 1933. At
   March 31, 1999, the Company had sold 47,000 shares raising total proceeds of $117,500.

(10).     Comprehensive income

   The components of comprehensive income along with the related tax effects are presented for the quarters ended March 31, 1999 and 1998 as follows:


                                                   1999            1998

Unrealized gain on available-for-sale
 securities:

 Unrealized holding gains/(losses) during
  the period                                 $    (80,317)    $    27,229
 Tax benefit/(expense)                             27,307          (1,170)
                                               ----------       ---------
Other comprehensive income                        (53,010)         26,059
                                               ==========       =========

Net income/(loss)                            $    (49,401)    $        14
 Other comprehensive income/(loss)
  net of tax effect:
   Unrealized investment gains/(loss)             (53,010)         26,059
                                               ----------       ---------
Comprehensive income/(loss)                  $   (102,411)    $    26,072
                                               ==========       =========

Net income/(loss) per common share - basic
     and diluted                             $      (0.01)    $     (0.00)
                                               ==========       =========



(11)  Segment Information

      The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of March 31, 1999 and December 31, 1998 and for the quarters ended March 31, 1999 and 1998 is as follows:


                                                   1999            1998


Revenues:
 Life and annuity insurance operations       $    917,019     $    601,739
 Venture capital operations                           471              726
 Corporate operations                              48,283           45,749
                                               ----------       ----------
   Total                                     $    965,773     $    648,214
                                               ==========       ==========

Income (loss) before income taxes:
 Life and annuity insurance operations       $    217,341     $    186,347
 Venture capital operations                           471              710
 Corporate operations                            (215,291)        (138,928)
                                               ----------       ----------
   Total                                     $      2,521     $     48,129
                                               ==========       ==========

Assets:
 Life and annuity insurance operations       $ 12,690,046     $  9,918,761
 Venture capital operations                        50,814           49,968
 Corporate operations                           3,169,079        3,743,122
                                               ----------       ----------
   Total                                     $ 15,909,939     $ 13,711,851
                                               ==========       ==========

Depreciation and amortization expense:
 Life and annuity insurance operations       $    158,224     $     80,930
 Venture capital operations                             -                -
 Corporate operations                               4,142            3,513
                                               ----------       ----------
   Total                                     $    162,366     $     84,443
                                               ==========       ==========


(12) Claims and Contingencies

     The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak, as the Plaintiff. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident.
     The outcome of this matter is not predictable with assurance.
     Although any actual liability is not determinable as of March 31, 1999, the Company believes that any liability resulting from this matter, after taking into consideration insurance coverages, should not have a material adverse effect on the Company's financial position.

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

Results of Operations

Revenues for the three months ended March 31 totaled $965,773 in 1999 and $648,214 in 1998. The primary source of revenue for the Company is life insurance premium income. Premium income for the first three months of 1999 increased $297,647 in comparison to 1998 results. This increase is due to life insurance premium renewals and new sales. An annuity rider is also included with most of the life insurance products; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97,
"Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue.
Annuity premium receipts for the first quarter of 1999 and 1998 totaled $259,499 and $176,686, respectively, and are recognized as annuity contract liabilities. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year reinsurance premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At March 31, 1999 amortization of reinsurance premiums payable totaled $822. There was no amortization for the three months ended March 31, 1999.

Combined net investment income for FAIC and the Company totaled
$152,682 for the quarter ended March 31, 1999 and $139,639 for the same period in 1998. Cash of $1,000,000 made available from the redemption of the U.S. Star preferred stock investment earned interest during 1999. There was no investment income from the U.S. Star investment during 1998.

For the quarter period ended March 31, 1999, expenses totaled $965,678 representing an increase of $365,594 over the same period of 1998. Life policy reserve expense increased from $160,708 for the three months ended March 31, 1998 to $254,597 for the three months ended March 31, 1999.
This increase is due to new insurance sales and existing policies reaching another duration. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $382,973 for the quarter ended March 31, 1999 and $222,034 for the same period in 1998. Amortization of these costs totaled $158,225 for the quarter ended March 31, 1999 and $80,939 for the same period in 1998. Death claims incurred during the first quarter of 1999 totaled $68,750, net of reinsurance of $162,000. There were no death claims for the same period in 1998. Expenses directly related to FAIC's agency totaled $57,242 for the first quarter of 1999 and $55,589 for the same period in 1998. These expenses include agent's health insurance, agency meetings, recruiting, and other expenses directly related to the sale of insurance and annuities.

Salaries and benefit expenses totaled $247,212 for the first quarter of 1999 and $199,998 for the same period of 1998. The increase is due to the hiring of additional employees and the adjustment of employee compensation.
Income tax expense, which is calculated based on the earnings of FAIC, totaled $49,496 during the first quarter of 1999 and $48,116 for the same period of 1998.

Consolidated Financial Condition

Changes in the consolidated balance sheet of March 31, 1999 compared to December 31, 1998 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $676,914 from December 31, 1998 to March 31, 1999. Deferred policy acquisition costs increased $224,749 net of $158,225 of amortization as the result of new business written by FAIC.

Policy and contract liabilities increased $664,485 principally because of (i) life policy reserves increased $254,597 due to policies written in 1999 and existing policies entering an additional duration; (ii) annuity contract liabilities increased $274,866 as the result of annuity premiums received which are recorded as a liability; (iii) claims payable increased $68,750 due to pending death claims; (iv) deposits on pending policy applications increased $48,777; and (v) policyholder premium deposit funds increased $21,384.

Changes in other liabilities include (i) a decrease of $9,308 in the federal income tax liability; (ii) an increase of $9,509 in commissions, salaries and other benefits; and (iii) an increase in accounts payable and accrued expenses of $15,201.

Liquidity

FAIC's insurance operations generally receive adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. The Company's bonds are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose.

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1999

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
(registrant)


/s/ Michael N. Fink                               Date     May 14, 1999
Michael N. Fink, President



/s/ Thomas I. Evans                               Date     May 14, 1999
Thomas I. Evans, Vice President/Asst. Secretary