Form 10-Q
period 1999-06-30
FIRST ALLIANCE CORP /KY/
filed 1999-08-13
CIK 910603

               Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q
                           (Mark One)


[X]  Quarterly Report Pursuant to Section 14 or 15(d) of the Securities
      Exchange Act of 1934 for the Period Ended June 30, 1999

                               or

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

Common Stock, No Par Value - 5,714,365  shares as of July 30, 1999.

                   FIRST ALLIANCE CORPORATION

                       INDEX TO FORM 10-Q


Part I.      FINANCIAL INFORMATION

Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets at
          June 30, 1999 and December 31, 1998                           1

     Condensed Consolidated Statements of Operations
          for the three months ended June 30, 1999 and 1998
          and for the six months ended June 30, 1999 and 1998           3

     Condensed Consolidated Statements of Changes in Shareholders'
          Equity for the six months ended June 30, 1999 and 1998
          and for the year ended December 31, 1998                      4

     Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998                       5

     Notes to Condensed Consolidated Financial Statements               6

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,        December 31,
                                                 1999             1998
Assets                                        Unaudited

Investments:

Available-for-sale fixed maturities,
 at fair value (amortized cost,
 $5,210,636 and $5,973,453 in 1999
 and 1998, respectively)                  $    5,196,555     $    6,121,129
Common stock at cost                              20,000             20,000
Limited partnership                               22,500                  -
Notes receivable (net of $149,698
 valuation allowance in 1999 and 1998)           130,384            221,636
Policy loans                                         825                  -
                                            ------------      -------------
Total investments                              5,370,264          6,362,765


Cash and cash equivalents                      8,291,292          6,587,264
Investments in related parties                   125,000            125,000
Receivables from related parties                  33,416             20,496
Accrued investment income                         91,054            107,416
Deferred policy acquisition costs              2,296,221          1,848,419
Prepaid expenses                                  50,321             23,427
Office furniture and equipment, less
 accumulated depreciation of $73,336
 and $60,965 in 1999 and 1998,
 respectively                                     35,166             43,684
Advances to agents                                56,795             57,676
Premiums due                                      57,866             47,130
Other assets                                      13,875              9,748
                                            ------------      -------------
Total assets                              $   16,421,270    $    15,233,025
                                            ============      =============

See notes to condensed consolidated financial statements


FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                               June 30,        December 31,
                                                 1999             1998
Liabilities and Shareholders' Equity         (Unaudited)

Policy and contract liabilities:
Annuity contract liabilities              $    2,352,816    $     1,763,029
Life policy reserves (net of reinsurance
 ceded reserves of $103,314 and $88,534
 in 1999 and 1998, respectively)               1,934,406          1,493,766
Deposits on pending policy applications          245,111            216,565
Unearned revenue                                  97,247            102,993
Policyholder premium deposits                    203,968            177,528
Reinsurance premiums payable                      82,493             65,183
                                            ------------      -------------

Total policy and contract liabilities          4,916,041          3,819,064


Federal income taxes payable:
 Current                                           9,739             32,258
 Deferred                                        506,893            458,932
Other taxes payable                                9,500                  -
Commissions, salaries, wages and
 benefits payable                                 90,910             64,740
Accounts payable and accrued expenses             11,052             31,305
                                            ------------      -------------

Total liabilities                              5,544,135          4,406,299


Claims and contingencies (Note 12)

Shareholders' equity:

Common stock, no par value, 8,000,000
 shares authorized; 5,686,190 and
 5,620,690 shares issued and outstanding
 at June 30, 1999 and December 31, 1998          568,619            562,069

Additional paid in capital                    12,322,788         12,180,353

Retained Earnings - deficit                   (2,004,979)        (2,013,165)

Accumulated other comprehensive income            (9,293)            97,469
                                            ------------      -------------

Total shareholders' equity                    10,877,135         10,826,726

                                            ------------      -------------
Total liabilities and
  shareholders' equity                    $   16,421,270    $    15,233,025
                                            ============      =============

See notes to condensed consolidated financial statements.



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three months ended          Six months ended
                            June 30,       June 30,     June 30,     June 30,
                              1999           1998         1999         1998
                          (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)
Revenues
 Premium Income           $  785,590     $  528,861  $ 1,578,654  $ 1,024,278
 Net Investment Income       166,627        149,321      319,309      288,960
 Other income                 38,108         24,353       58,135       37,511
                          ----------     ----------  -----------  -----------
  Total revenue              990,325        702,535    1,956,098    1,350,749


Benefits and expenses
 Increase in policy
  reserves                   186,043        200,620      440,640      361,328
 Death claims                  6,219              -       74,969            -
 Policyholder surrender
  values                      10,187              -       21,438            -
 Interest credited on
  annuities and premium
  deposit Premium
  deposit fund                50,278         25,644       90,425       48,012
 Commissions                 314,634        229,730      615,894      397,959
 Policy acquisition
  costs deferred            (399,412)      (323,409)    (782,386)    (545,443)
 Amortization of
  deferred policy
  acquisition costs          176,360        119,262      334,584      200,201
 Selling, administrative
  and general insurance
  expenses                    71,873         92,424      152,044      159,632
 Salaries, wages and
  employee benefits          273,811        193,018      521,023      393,016
 Professional fees            48,194         42,817       91,680       84,680
 Miscellaneous taxes           4,835              -       10,179            -
 Advisory board and
  directors fees              20,537         17,518       46,732       34,055
 Rent expense                 22,294         19,609       42,798       38,415
 Depreciation expense          3,513          3,919        7,655        7,432
 Other expenses               51,231         44,203      138,600       86,152
                          ----------     ----------  -----------  -----------
 Total benefits and
  expenses                   840,597        665,355    1,806,275    1,265,439
                          ----------     ----------  -----------  -----------

Income from operations       149,728         37,180      149,823       85,310
                          ----------     ----------  -----------  -----------

Federal income taxes          74,941         64,807      124,437      112,923
                          ----------     ----------  -----------  -----------

Net income/(loss)         $   74,787     $  (27,627) $    25,386  $   (27,613)
                          ==========     ==========  ===========  ===========

Net income/(loss) per
 common share-basic and
 diluted                  $     0.01     $     0.00  $      0.00  $      0.00
                          ==========     ==========  ===========  ===========

See notes to condensed consolidated financial statements




FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

                                     Six months ended         Year ended
                                          June 30,            December 31,

                                    1999          1998           1998
                                 (Unaudited)
Common stock:
 Balance, beginning of year     $  562,069    $  557,984      $  557,984
  Exercise of stock options
  (34,900 and 40,850 shares)             -         3,490           4,085
  Sale of shares in private
   placement (79,500 shares)         7,950             -               -
  Company stock acquired
   (14,000 shares)                  (1,400)            -               -
                                -----------   ----------      ----------
  Balance, end of year             568,619       561,474         562,069


Additional paid-in capital:
 Balance, beginning of year     12,180,353    12,141,546      12,141,546
 Exercise of stock options
  (34,900 and 40,850 shares)             -         6,732          38,807
 Sale of shares in private
  placement (79,500 shares)        190,800             -               -
 Cost of private placement         (42,765)            -               -
 Company stock acquired
  (14,000 shares)                   (5,600)            -               -
                                -----------   ----------      ----------
 Balance, end of year           12,322,788    12,148,278      12,180,353


Retained earnings-deficit:
 Balance, beginning of year     (2,013,165)   (2,147,562)     (2,147,562)
  Net income (loss)                 25,386       (27,612)        134,397
  Company stock acquired           (17,200)            -               -
                                -----------   ----------      ----------
 Balance, end of year           (2,004,979)   (2,175,174)     (2,013,165)


Accumulated other comprehensive
 income:
 Balance, beginning of year         97,469        14,390          14,390
 Net unrealized gain (loss)
  on available-for-sale
  securities net of
  reclassification adjustment
  (see below)                     (106,762)       37,984          83,079
                                -----------   ----------      ----------
 Balance, end of year               (9,293)       52,374          97,469
                                -----------   ----------      ----------

Total shareholders' equity     $10,877,135   $10,586,952     $10,826,726
                                ==========    ==========      ==========

Disclosure of reclassification
 amount:

Unrealized holding gains
 (loss) arising during period  $  (106,762)  $    37,984     $    87,586
Less: reclassification
 adjustment for (gains) loss
 included in net income                  -             -          (4,507)
                                -----------   ----------      ----------

Net unrealized gains (loss)
 on securities                $    (106,762) $    37,984     $    83,079
                                ===========   ==========      ==========



FIRST ALLIANCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six months ended

                                           June 30,             June 30,
                                             1999                 1998
                                         (Unaudited)          (Unaudited)
Cash Flows from Operations:
Net cash provided by operating
 activities                             $   229,523          $   237,212


Investing activities:

 Purchase of available-for-sale
  fixed maturities                                -             (250,000)
 Maturity of available-for-sale
  fixed maturities                          750,000            1,949,863
 Purchase of limited partnership
  interest                                  (22,500)                   -
 Decrease in notes receivable                91,252               60,440
 Net (increase)/decrease in
  furniture and equipment                       863              (23,559)
                                        -----------          -----------

Net cash provided by investing
 activities                                 819,615            1,736,744


Financing activities:

 Deposits on annuity contracts, net         503,930              297,442
 Policyholder premium deposits, net          19,175                    -
 Purchase of company stock                  (24,200)                   -
 Additional paid in capital                       -                6,353
 Proceeds from sale of common stock         155,985                3,490
                                        -----------          -----------
Net cash provided by financing
 activities                                 654,890              307,285
                                        -----------          -----------
Increase in cash and cash equivalents     1,704,028            2,281,241

Cash and cash equivalents
 beginning of period                    $ 6,587,264          $ 1,335,455
                                        -----------          -----------
Cash and cash equivalents at
 end of period                          $ 8,291,292          $ 3,616,696
                                        ===========          ===========

See notes to condensed consolidated financial statements.


                   FIRST ALLIANCE CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

   The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries ( the "Company") for the six month period ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(2)   Subsidiary Operations

   The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), results of operations are included in the condensed consolidated financial information for the six month periods ending June 30, 1999 and 1998.

(3)   Investments

   The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at June 30, 1999:


                                          Gross        Gross
                           Amortized    Unrealized   Unrealized      Fair
                              Cost        Gains        Loss         Value
U.S. Government Bonds    $ 1,793,361   $    3,077  $  (11,591)  $ 1,784,847

Municipal Bonds            1,129,578        6,482      (8,368)    1,127,692

Corporate Bonds            2,287,697        8,005     (11,686)    2,284,016
                         -----------   ----------  ----------   -----------

                         $ 5,210,636   $   17,564  $  (31,645)  $ 5,196,555
                         ===========   ==========  ==========   ===========


   On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas,
   for $52,500.   FACC completed its Kansas intrastate public stock offering on January 11, 1999, raising total capital of $13,750,000. The proceeds of the public offering have been used to form a Kansas domiciled life insurance company, First Life America Corporation. The Company own's 9.9% of the outstanding common stock of FACC.

   On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City,
   Missouri, for $72,500.   At June 30, 1999, MAAC had raised total capital
   of $4,989,425 from the sale of shares through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired
   Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. The proceeds of the public offering will be used to further capitalize MACLIC. When the public offering is completed, the Company will own less than 10% of MAAC's outstanding common stock.

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

   On June 16, 1999, First Kentucky Capital Corporation executed a commitment to purchase three units of the Prosperitas Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents five percent of the total investment, was paid upon the execution of the subscription agreement. Upon receipt of the Small Business Investment Company ("SBIC") license from the U.S. Small Business Association by Prosperitas, twenty-eight percent of the capital commitment is due. The remaining amount of the commitment is due in equal installments on the second and fourth anniversaries of the initial capital contribution.

   The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At June 30, 1999 and December 31, 1998, the fair values of notes receivable were $130,384 and $221,636, respectively.

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

   Net income (loss) per common share is based upon the weighted average number of common shares outstanding each year. For the three months ended June 30, 1999 and 1998 and for the six months ended
   June 30, 1999 and 1998, all shares are assumed to be outstanding for the entire period. The weighted average outstanding common shares were 5,686,190 in 1999 and 5,614,740 in 1998.

(6)  Federal Income Taxes

   The company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At June 30, 1999 and 1998 estimated Federal Income tax expense was $124,437 and $112,923, respectively.

(7)  Related Party Transactions

   Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim, processing, accounting, processing and servicing policies, and other services necessary to facilitate FAIC's business.
   The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums delivered by FAIC. The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expense and agent's health insurance. Pursuant to the terms of the agreement, FAIC had incurred expenses of $396,304 and $281,267 for the six months ended June 30, 1999 and 1998, respectively.

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

   Under the terms of the agreements, FACC and MAAC incurred expenses of $29,424 and $17,000, respectively, during the six months ending June 30, 1999 and $12,000 and $12,000, respectively, during the six months ending June 30, 1998. Further, the Company has accounts receivable of $26,024 and $7,392 from FACC and MAAC, respectively, at June 30, 1999 and $14,134 and $6,362 from FACC and MAAC, respectively, at December 31, 1998.


(8)  Private Placement Offering

   The Company is currently offering 200,000 shares of no par value common stock for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for one year after the close of the offering under Rule 144 of the Securities Act of 1933. At June 30, 1999, the Company had sold 79,500 shares raising total proceeds of $198,750.

(9) Comprehensive income

   The components of comprehensive income along with the related tax effects are presented for the quarters ended June 30, 1999 and 1998 as follows:



                                             1999                1998
Unrealized gain on available
 -for-sale securities:

 Unrealized holding gains/(losses)
  during the period                     $  (161,759)         $   57,551

  Tax benefit/(expense)                      54,997             (19,567)
                                        -----------          ----------
Other comprehensive income                 (106,762)             37,984
                                        ===========          ==========

Net income/(loss)                       $   (58,519)         $  (27,627)

 Other comprehensive income/(loss)
  net of tax effect:
   Unrealized investment gains/(loss)      (106,762)             37,984
                                        -----------          ----------
Comprehensive income/(loss)             $  (165,281)         $   10,356
                                        ===========          ==========

Net income/(loss) per common share
 - basic and diluted                    $     (0.01)         $    (0.00)
                                        ===========          ==========


(10)  Segment Information

   The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of June 30, 1999 and December 31, 1998 and for the quarters ended June 30, 1999 and 1998 is as follows:



                                                 1999              1998
Revenues:
 Life and annuity insurance operations     $   1,838,897     $   1,261,338
 Venture capital operations                          923             1,858
 Corporate operations                            116,278            87,553
                                           -------------     -------------
   Total                                   $   1,956,098     $   1,350,749
                                           =============     =============


Income (loss) before income taxes:
 Life and annuity insurance operations     $     525,415     $     402,922
 Venture capital operations                          923             1,842
 Corporate operations                           (376,515)         (319,454)
                                           -------------     -------------
   Total                                   $     149,823     $      85,310
                                           =============     =============


Assets:
 Life and annuity insurance operations     $  13,355,046     $  10,609,674
 Venture capital operations                       51,266            48,100
 Corporate operations                          3,014,958         3,512,469
                                           -------------     -------------
   Total                                   $  16,421,270     $  14,170,243
                                           =============     =============


Depreciation and amortization expense:
 Life and annuity insurance operations     $     334,584     $     200,201
 Venture capital operations                            -                 -
 Corporate operations                              7,655             7,432
                                           -------------     -------------
   Total                                   $     342,239     $     207,633
                                           =============     =============



(11) Claims and Contingencies

   The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak, as the Plaintiff. The legal action alleged that the officer was acting in the course and scope of employment with the Company at the time of the accident. A settlement, which is within the insurance policy limits, has been reached and agreed to in principle by all parties and insurance carriers, subject to final court approval and the negotiation and execution of definitive settlement documents.

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

Results of Operations

Revenues for the six months ended June 30, 1999 and 1998 totaled $1,956,098 and $1,350,749, respectively. Revenues for the three months ended June 30 1999 and 1998 totaled $990,325 and $702,535 respectively. The primary source of revenue for the Company is life insurance premium income.
Premium income for the first six months of 1999 increased $554,376 in comparison to 1998 results. This increase is due to life insurance premium renewals and new sales. An annuity rider is also included with most of the life insurance products; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by
Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue. Annuity premium receipts for the first six months of 1999 and 1998 totaled $542,701 and $288,023, respectively, and are recognized as annuity contract liabilities. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year reinsurance premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At June 30, 1999 amortization of reinsurance premiums payable totaled $1,642. There was no amortization for the six months ended June 30, 1998.

Combined net investment income for FAIC and the Company totaled $319,309 for the six months ended June 30, 1999 and $288,960 for the same period in 1998. Cash of $1,000,000 made available from the redemption of the U.S. Star preferred stock investment earned interest during 1999. There was no investment income from the U.S. Star investment during 1998.

For the six month period ended June 30, 1999, benefits and expenses totaled $1,806,275 representing an increase of $540,836 over the same period of 1998. Life policy reserve expense increased from $361,328 for the six months ended June 30, 1998 to $440,640 for the six months ended June 30, 1999. This increase is due to new insurance sales and existing policies reaching another duration. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $782,386 for the six months ended June 30, 1999 and $545,443 for the same period in 1998. Amortization of these costs totaled $334,584 for the six months ended June 30, 1999 and $200,201 for the same period in 1998. Death claims incurred during the first six months of 1999 totaled $74,969, net of reinsurance of $163,552. There were no death claims for the same period in 1998. Selling, administrative and general expenses totaled $152,044 for the first six months of 1999 and $159,632 for the same period of 1998.

Salaries and benefit expenses totaled $521,023 for the first six months of 1999 and $393,016 for the same period of 1998. The increase is due to the hiring of additional employees and the adjustment of employee compensation. Income tax expense, which is calculated based on the earnings of FAIC, totaled $124,437 during the first six months of 1999 and $112,923 for the same period of 1998.

Consolidated Financial Condition

Changes in the consolidated balance sheet of June 30, 1999 compared to December 31, 1998 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $1,188,245 from December 31, 1998 to June 30, 1999. Deferred policy acquisition costs increased $447,802 net of $334,584 of amortization as the result of new business written by FAIC.

Policy and contract liabilities increased $1,096,977 principally because of (I) life policy reserves increased $440,640 due to policies written in 1999 and existing policies entering an additional duration; (ii) annuity contract liabilities increased $589,787 as the result of annuity premiums received which are recorded as a liability; (iii) deposits on pending policy applications increased $28,546; and (iv) policyholder premium deposit funds increased $26,440.

Changes in other liabilities include (I) an increase of $25,442 in the federal income tax liability; (ii) an increase of $9,500 in other taxes payable; (iii) an increase of $26,170 in commissions, salaries and other benefits; and (iv) a decrease in accounts payable and accrued expenses of $20,253.

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the six months ended June 30, 1999

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
(registrant)





/s/ Michael N. Fink                        Date     August 13, 1999
Michael N. Fink, President



/s/ Thomas I. Evans                        Date     August 13, 1999
Thomas I. Evans,
Vice President/Asst. Secretary