Form 10-Q
period 1999-09-30
FIRST ALLIANCE CORP /KY/
filed 1999-11-15
CIK 910603

                Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q
                           (Mark One)


[X] Quarterly Report Pursuant to Section 14 or 15(d) of the
     Securities Exchange Act of 1934 for the Period Ended
     September 30, 1999

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

Common Stock, No Par Value - 5,614,165  shares as of October 31,
1999.




                  FIRST ALLIANCE CORPORATION

                   INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION                                      Page No.

Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets at
       September 30, 1999 and December 31, 1998                         1

     Condensed Consolidated Statements of Operations
       for the three months ended September 30, 1999 and 1998
       and for the nine months ended September 30, 1999 and 1998        3

     Condensed Consolidated Statement of changes in Shareholder
       Equity for the periods ended September 30, 1999 and
       December 31, 1998                                                4

     Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1999 and 1998                 5

     Notes to Condensed Consolidated Financial Statements               6

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     11




                  FIRST ALLIANCE CORPORATION

            CONDENSED CONSOLIDATED BALANCE SHEETS


                                               September 30,     December 31,
                                                   1999             1998
                                                Unaudited
Assets

Investments:
  Available-for-sale fixed maturities,
   at fair value (amortized cost,
   $5,352,856 and $5,973,453 in 1999 and
   1998, respectively)                         $  5,332,844      $  6,121,129
  Common stock                                      116,363            20,000
  Limited partnership                                22,500                 -
  Notes receivable (net of $149,698 valuation
   allowance in 1999 and 1998)                      125,463           221,636
  Policy loans                                        3,571                 -
                                               ------------      ------------
Total investments                                 5,600,741         6,362,765

Cash and cash equivalents                         8,236,071         6,587,264
Investments in related parties                      125,000           125,000
Receivables from related parties                     33,510            20,496
Accrued investment income                           105,857           107,416
Federal income tax recoverable                       19,631                 -
Deferred policy acquisition costs                 2,493,408         1,848,419
Prepaid expenses                                     59,438            23,427
Office furniture and equipment,
 less accumulated depreciation of $77,263
 and $60,965 in 1999 and 1998, respectively          35,825            43,684
Advances to agents                                   51,938            57,676
Premiums due                                         65,272            47,130
Other assets                                         17,386             9,748
                                               ------------      ------------
Total assets                                   $ 16,844,077      $ 15,233,025
                                               ============      ============

See notes to condensed consolidated financial statements




                  FIRST ALLIANCE CORPORATION

        CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                               September 30,     December 31,
                                                   1999             1998
                                               (Unaudited)
Liabilities and Shareholders' Equity

Policy and contract liabilities:
  Annuity contract liabilities                 $  2,637,049      $  1,763,029
  Life policy reserves (net of reinsurance
   ceded reserves of $114,073 and $88,534
   in 1999 and 1998, respectively)                2,115,907         1,493,766
  Deposits on pending policy applications           233,561           216,565
  Unearned revenue                                   88,424           102,993
  Policyholder premium deposits                     199,479           177,528
  Reinsurance premiums payable                       97,039            65,183
                                               ------------      ------------
Total policy and contract liabilities             5,371,459         3,819,064

Federal income taxes payable:
  Current                                                 -            32,258
  Deferred                                          550,312           458,932
Other taxes payable                                   6,163                 -
Commissions, salaries, wages and
  benefits payable                                  107,285            64,740
Accounts payable and accrued expenses                30,157            31,305
                                               ------------      ------------
Total liabilities                                 6,065,376         4,406,299


Claims and contingencies (Note 12)

Shareholders' equity:
Common stock, no par value, 8,000,000
 shares authorized; 5,614,165 and 5,620,690
 shares issued and outstanding at September
 30, 1999 and December 31, 1998                     561,417           562,069

Additional paid in capital                       12,346,735        12,180,353
Retained Earnings - deficit                      (2,108,869)       (2,013,165)
Accumulated other comprehensive income              (20,582)           97,469
                                               ------------      ------------
Total shareholders' equity                       10,778,701        10,826,726
                                               ------------      ------------
Total liabilities and shareholders' equity     $ 16,844,077      $ 15,233,025
                                               ============      ============

See notes to condensed consolidated financial statements.


                    FIRST ALLIANCE CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                        Three months ended              Nine months ended
                    September 30,  September 30   September 30,  September 30,
                        1999           1998           1999           1998
                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)


Revenues
 Premium Income      $   754,158    $   557,753    $ 2,332,812    $ 1,582,031
 Net Investment
  Income                 158,851        148,447        478,160        437,407
 Realized gains on
  investments                  -          6,664              -          6,664
 Other income             34,995         25,143         93,130         62,654
                     -----------    -----------    -----------    -----------
Total revenue            948,004        738,007      2,904,102      2,088,756

Benefits and
 expenses

 Increase in policy
  reserves               181,501        158,828        622,141        520,156
 Death claims             13,382              -         88,351              -
 Policyholder
  surrender values         9,132              -         30,570              -
 Interest credited
  on annuities and
  Premium deposit
  fund                    52,221         28,511        142,646         76,523
 Commissions             312,978        246,296        928,872        644,255
 Policy acquisition
  costs deferred        (399,583)      (275,675)    (1,181,969)      (821,118)
 Amortization of
  deferred policy
  acquisition costs      202,396         16,992        536,980        217,193
 Selling,
  administrative
  and general
  insurance expenses     113,340         86,174        265,384        245,806
 Salaries, wages and
  employee benefits      256,344        190,669        777,367        583,685
 Professional fees        19,796         26,467        111,476        111,147
 Miscellaneous taxes      23,028              -         33,207              -
 Advisory board and
  directors fees          18,065         14,516         64,797         48,571
 Rent expense             22,294         19,609         65,092         58,024
 Depreciation expense      3,927          4,243         11,582         11,675
 State insurance
  department exam fees    42,951              -         42,951              -
 Other expenses           36,357         43,833        174,957        129,985
                     -----------    -----------    -----------    -----------
Total benefits
 and expenses            908,129        560,463      2,714,404      1,825,902
                     -----------    -----------    -----------    -----------
Income from
 operations               39,875        177,544        189,698        262,854
                     -----------    -----------    -----------    -----------
Federal income taxes      39,865         85,932        164,302        198,855
                     -----------    -----------    -----------    -----------
Net income/(loss)    $        10    $    91,612    $    25,396    $    63,999
                     ===========    ===========    ===========    ===========

Net income/(loss)
 per common share
 - basic and
 diluted             $      0.00    $      0.02    $      0.00    $      0.01
                     ===========    ===========    ===========    ===========


See notes to condensed consolidated financial statements

                    FIRST ALLIANCE CORPORATION

                    CONSOLIDATED STATEMENTS OF
                  CHANGES IN SHAREHOLDERS' EQUITY


                                         Nine months ended        Year ended
                                           September 30,         December 31,

                                        1999            1998         1998
                                     (Unaudited)

Common stock:
  Balance, beginning of year        $   562,069     $   557,984   $   557,984
   Exercise of stock options
    (35,300 and 40,850 shares)                -           3,530         4,085
   Sale of shares in private
    placement (95,475 shares)             9,548               -             -
   Company stock acquired
    (102,000 shares)                    (10,200)              -             -
                                    -----------     -----------   -----------
  Balance, end of year                  561,417         561,514       562,069

Additional paid-in capital:
  Balance, beginning of year         12,180,353      12,141,546    12,141,546
   Exercise of stock options
    (35,300 and 40,850 shares)                -           7,112        38,807
   Sale of shares in private
    placement (95,475 shares)           229,140               -             -
   Cost of private placement            (53,158)              -             -
   Company stock acquired
    (14,000 shares)                      (9,600)              -             -
                                    -----------     -----------   -----------
  Balance, end of year               12,346,735      12,148,658    12,180,353

Retained earnings-deficit:
  Balance, beginning of year         (2,013,165)     (2,147,562)   (2,147,562)
   Net income (loss)                     25,396          63,999       134,397
   Company stock acquired              (121,100)              -             -
                                    -----------     -----------   -----------
  Balance, end of year               (2,108,869)     (2,083,563)   (2,013,165)


Accumulated other comprehensive
 income:
  Balance, beginning of year             97,469          14,390        14,390
  Net unrealized gain (loss)
   on available-for-sale
   securities net of
   reclassification
   adjustment (see below)              (118,051)        138,854        83,079
                                    -----------     -----------   -----------
  Balance, end of year                  (20,582)        153,244        97,469
                                    -----------     -----------   -----------
Total shareholders' equity          $10,778,701     $10,779,853   $10,826,726
                                    ===========     ===========   ===========


Disclosure of reclassification
 amount:
  Unrealized holding gains
   (loss) arising during period     $  (118,051)    $   138,854   $    87,586
  Less: reclassification
   adjustment for (gains) loss
   included in net income                     -               -        (4,507)
                                    -----------     -----------   -----------
Net unrealized gains (loss)
 on securities                      $  (118,051)    $   138,854   $    83,079
                                    ===========     ===========   ===========


See notes to consolidated financial statements.







                     FIRST ALLIANCE CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine months ended

                                              September 30,      September 30,
                                                  1999               1998
                                               (Unaudited)        (Unaudited)

Cash Flows from Operations:
Net cash provided by operating activities     $   297,983        $   390,040


Investing activities:

  Purchase of available-for-sale fixed
   maturities                                    (398,256)          (782,760)
  Maturity of available-for-sale fixed
   maturities                                   1,000,000          2,965,829
  Purchase of common stock                       (107,537)                 -
  Purchase of limited partnership interest        (22,500)                 -
  Decrease in notes receivable                     96,173              8,489
  Net (increase)/decrease in furniture and
   equipment                                       (3,723)           (26,464)
                                              -----------        -----------
Net cash provided by investing activities         564,157          2,165,094


Financing activities:

  Deposits on annuity contracts, net              730,344            371,792
  Policyholder premium deposits, net               11,693             47,817
  Purchase of company stock                      (140,900)                 -
  Proceeds from sale of common stock              185,530             10,643
                                              -----------        -----------
Net cash provided by financing activities         786,667            430,252
                                              -----------        -----------
Increase in cash and cash equivalents           1,648,807          2,985,386

Cash and cash equivalents beginning of period $ 6,587,264        $ 1,335,455
                                              -----------        -----------
Cash and cash equivalents at end of period    $ 8,236,071        $ 4,320,841
                                              ===========        ===========

See notes to condensed consolidated financial statements.



                     FIRST ALLIANCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

   The accompanying condensed consolidated financial statements of First Alliance Corporation and its Subsidiaries (the "Company") for the nine month period ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(2) Subsidiary Operations

   The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), results of operations are included in the condensed consolidated financial information for the nine month periods ending September 30, 1999 and 1998.

(3) Investments

   The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at September 30, 1999:

                                        Gross          Gross
                         Amortized    Unrealized     Unrealized
                           Cost         Gains          Loss       Fair Value


U.S. Government Bonds  $ 1,791,940    $  2,231      $  (16,596)   $ 1,777,574

Municipal Bonds            879,627       5,312          (7,209)       877,730

Corporate Bonds          2,681,289       9,154         (12,903)     2,677,540
                       -----------    --------      -----------   -----------
                       $ 5,352,856    $ 16,697      $  (36,708)   $ 5,332,844
                       ===========    ========      ===========   ===========


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

   On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City,
   Missouri, for $72,500.   At September 30, 1999, MAAC had raised total
   capital of $7,277,947 from the sale of shares through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. The proceeds of the public offering will be used to further capitalize MACLIC. When the public offering is completed, the Company will own less than 10% of MAAC's outstanding common stock.


(3) Investments (continued)

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

   On March 31, 1997, the Company purchased 200,000 shares of Paradise Plus USA, Inc. and 200,000 shares of Paradise Plus Holding Company, Inc. for a total investment of $20,000 or $.05 per share. Each company is offering a total of 700,000 shares of its no par value common stock through a private placement stock offering. As these shares represent organizer shares and are restricted under Rule 144 of the Act, the common stock
   investments have been recorded at cost.   In addition, the Company
   executed a $100,000 promissory note bearing interest at an annual rate of 8.5% with Paradise Plus Holding Company, Inc. on March 5, 1997. At September 30, 1999 and December 31, 1998, the unpaid principal balance on this note was $69,636.

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

   The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At September 30, 1999 and December 31, 1998, the fair values of notes receivable were $130,384 and $221,636, respectively.

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

   Net income (loss) per common share is based upon the weighted average number of common shares outstanding each year. For the three months ended September 30, 1999 and September 30, 1998 and for the nine months ended September 30, 1999 and 1998, all shares are assumed to be outstanding for the entire period. The weighted average outstanding common shares were 5,614,165 in 1999 and 5,615,140 in 1998.

(6) Federal Income Taxes

   The company does not file a consolidated federal income tax return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At September 30, 1999 and 1998 estimated Federal Income tax expense was $164,302 and $198,855, respectively.

(7) Related Party Transactions

   Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim, processing, accounting, processing and servicing policies, and other services necessary to facilitate FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums delivered by FAIC. The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expense and agent's health insurance. Pursuant to the terms of the agreement, FAIC had incurred expenses of $587,394 and $429,709 for the nine months ended September 30, 1999 and 1998, respectively.

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

   Under the terms of the agreements, FACC and MAAC incurred expenses of $43,837 and $26,000, respectively, during the nine months ending September 30, 1999 and $18,000 and $18,000, respectively, during the nine months ending September 30, 1998. Further, the Company has accounts receivable of $27,315 and $6,196 from FACC and MAAC, respectively, at September 30, 1999 and $14,134 and $6,362 from FACC and MAAC, respectively, at December 31, 1998.

(8) Private Placement Offering

   The Company is currently offering 200,000 shares of no par value common stock for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for one year after the close of the offering under Rule 144 of the Securities Act of 1933. At September 30, 1999, the Company had sold 95,475 shares raising total proceeds of $238,688.

(9) Comprehensive income

   The components of comprehensive income along with the related tax effects are presented for the quarters ended September 30, 1999 and 1998 as follows:

                         Three months ended             Nine months ended
                     September 30, September 30,   September 30, September 30,
                        1999          1998            1999          1998


Unrealized gain
 on available-for
 -sale securities

Unrealized holding
  gains/(losses)
  during the period  $    (17,104) $    152,834    $   (178,863) $    202,972
Tax benefit/(expense)       5,817        51,964          60,814       (64,118)
                     ---------------------------------------------------------
Other comprehensive
 income              $    (11,287) $    204,798    $   (118,049) $    138,854
                     =========================================================


Net income/(loss)    $     91,612  $    (49,277)   $     25,396  $     63,999
 Other comprehensive
  income/(loss) net
  of tax effect:
 Unrealized
  investment gains
  /(loss)                 (11,287)      204,798        (118,049)      138,854
                     ---------------------------------------------------------
Comprehensive
 income/(loss)       $     80,325  $    155,521    $    (92,653) $    202,852
                     =========================================================

Net income/(loss)
 per common share
 -basic and diluted  $       0.01  $       0.03    $      (0.02) $       0.04
                     =========================================================

(10) Segment Information

   The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations.
   Segment information as of September 30, 1999 and 1998 and for the periods then ended is as follows:

                         Three months ended             Nine months ended
                     September 30, September 30,   September 30, September 30,
                         1999          1998            1999          1998
                     (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues:
 Life and annuity
  insurance
  operations         $   893,207   $   696,315     $ 2,732,104   $ 1,957,653
 Venture capital
  operations                   -         1,040             923         2,898
 Corporate
  operations              54,797        40,652         171,075       128,205
                     -----------   -----------     -----------   -----------
Total revenue        $   948,004   $   738,007     $ 2,904,102   $ 2,088,756
                     ===========   ===========     ===========   ===========


Investment Income:
 Life and annuity
  insurance
  operations         $   127,467   $   126,459     $   378,993   $   351,707
 Venture capital
  operations                   -             -               -             -
 Corporate
  operations              31,384        21,988          99,167        85,700
                     -----------   -----------     -----------   -----------
Total revenue        $   158,851   $   148,447     $   478,160   $   437,407
                     ===========   ===========     ===========   ===========

Income (loss)before
 income taxes:
 Life and annuity
  insurance
  operations         $   187,376   $   307,275     $   712,791   $   710,197
 Venture capital
  operations                   -         1,040             923         2,882
 Corporate
  operations            (147,501)     (130,771)       (524,016)     (450,225)
                     -----------   -----------     -----------   -----------
Total revenue        $    39,875   $   177,544     $   189,698   $   262,854
                     ===========   ===========     ===========   ===========


Depreciation and
 amortization
 expense:
 Life and annuity
  insurance
  operations         $   202,396   $    16,992     $   536,980   $   217,193
 Venture capital
  operations                   -             -               -             -
 Corporate
  operations               3,927         4,243          11,582        11,675
                     -----------   -----------     -----------   -----------
Total revenue        $   206,323   $    21,235     $   548,562   $   228,868
                     ===========   ===========     ===========   ===========



Segment asset information as of September 30, 1999 and December 31, 1998.

  Assets:
    Life and annuity insurance operations     $  13,915,265     $  11,850,273
    Venture capital operations                       51,266            50,343
    Corporate operations                          2,877,546         3,332,409
                                              -------------     -------------
         Total                                $  16,844,077     $  15,233,025
                                              =============     =============

(11) Claims and Contingencies

   The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak, as the Plaintiff. The legal action alleged that the officer was acting in the course and scope of employment with the Company at the time of the accident. The lawsuit was settled within the insurance policy limits.

(12) Subsequent Events

   On November 10, 1999 First Alliance Insurance Company entered into a stock purchase agreement with Summit Life Corporation to acquire all of the outstanding common capital stock of Benefit Capital Life Insurance Company, ("Benefit"), a Lousiana Corporation for 25,000 shares of First Alliance Corporation common stock and $517,500 in cash. The cash portion of the purchase price will be increased or decreased based on an amount equal to the difference between $463,000 and the capital and surplus of Benefit as of the end of the month preceding closing. The agreement is subject to regulatory approval by the Louisiana Department of Insurance. The transaction will not have a material impact on the financial statements of the Company.


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

Results of Operations

Revenues for the nine months ended September 30, 1999 and 1998 totaled $2,904,102 and $2,088,756, respectively. Revenues for the three months ended September 30 1999 and 1998 totaled $948,004 and $738,007 respectively. The primary source of revenue for the Company is life insurance premium income. Premium income for the first nine months of 1999 increased $750,781 in comparison to 1998 results. This increase is due to life insurance premium renewals and new sales. An annuity rider is also included with most of the life insurance products; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue. Annuity premium receipts for the first nine months of 1999 and 1998 totaled $806,238 and $287,980, respectively, and are recognized as annuity contract liabilities. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year reinsurance premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At September 30, 1999 amortization of reinsurance premiums payable totaled $2,463. There was no amortization for the nine months ended September 30, 1998.

Combined net investment income for FAIC and the Company totaled $478,160 for the nine months ended September 30, 1999 and $437,407 for the same period in 1998. Cash of $1,000,000 made available from the redemption of the U.S. Star preferred stock investment earned interest during 1999. There was no investment income from the U.S. Star investment during 1998.

For the nine month period ended September 30, 1999, benefits and expenses totaled $2,714,404 representing an increase of $888,502 over the same period of 1998. Life policy reserve expense increased from $520,156 for the nine months ended September 30, 1998 to $622,141 for the nine months ended September 30, 1999. This increase is due to new insurance sales and existing policies reaching another duration. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $1,181,969 for the nine months ended September 30, 1999 and $821,118 for the same period in 1998. Amortization of these costs totaled $536,980 for the nine months ended September 30, 1999 and $217,193 for the same period in 1998. Death claims incurred during the first nine months of 1999 totaled $88,351, net of reinsurance of $193,712. There were no death claims for the same period in 1998. Selling, administrative and general expenses totaled $265,384 for the first nine months of 1999 and $245,806 for the same period of 1998.

Salaries and benefit expenses totaled $777,367 for the first nine months of 1999 and $583,685 for the same period of 1998. The increase is due to the hiring of additional employees and the adjustment of employee compensation. Income tax expense, which is calculated based on the earnings of FAIC, totaled $164,302 during the first nine months of 1999 and $198,855 for the same period of 1998.

Consolidated Financial Condition

Changes in the consolidated balance sheet of September 30, 1999 compared to December 31, 1998 reflect the operations of the Company and the capital transactions listed below.

Total assets increased by $1,611,052 from December 31, 1998 to September 30, 1999. Deferred policy acquisition costs increased $644,989 net of $536,980 of amortization as the result of new business written by FAIC.

Policy and contract liabilities increased $1,552,394 principally because of
(I) life policy reserves increased $622,141 due to policies written in 1999 and existing policies entering an additional duration; (ii) annuity contract liabilities increased $874,020 as the result of annuity premiums received which are recorded as a liability; (iii) deposits on pending policy applications increased $16,995; and (iv) policyholder premium deposit funds increased $21,951.

Changes in other liabilities include (I) an increase of $59,122 in the federal income tax liability; (ii) an increase of $6,163 in other taxes payable; (iii) an increase of $42,545 in commissions, salaries and other benefits; and (iv) a decrease in accounts payable and accrued expenses of $1,148.

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

The ultimate risk of the year 2000 issue is the Company's inability to continue as a going concern in the event of major computer system failure. The impact could alter, not only the Company's ability to transact business, but also global financial systems. Even though the Company is confident that these issues will not cause significant internal problems, a danger exists regarding the lack of preparedness of consumers and other institutions, including federal and state government.

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

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits  - None

         Form 8-K

         The Company did not file any reports on Form 8-K during the nine months ended September 30, 1999





Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
(registrant)





/s/ Michael N. Fink                              Date      November 12, 1999
Michael N. Fink, President



/s/ Thomas I. Evans                              Date      November 12, 1999
Thomas I. Evans, Vice President/Asst. Secretary