Form 10-K
period 1999-12-31
FIRST ALLIANCE CORP /KY/
filed 2000-03-30
CIK 910603

         United States Securities and Exchange Commission
                     Washington, D.C.  20549

                            FORM 10-K

                            (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999.
                                or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the Transition Period From
                  to              .

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

Securities registered pursuant to Section 12(b) of the Act:
                         Title of Each Class
                                NONE

Securities registered pursuant to section 12(g) of the Act:
                         Title of Each Class

                 Class A Common Stock, No Par Value

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

Common Stock, No Par Value - 5,673,465 shares as of March 1, 2000

               Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 8, 2000 are incorporated by reference into
Part III.

Certain Exhibits to the Company's prior filing of Form 10-K for 1995 and the Registration Statement on Form S-1, Amendment Number 4, File Number 33-67312, which was declared effective on March 4, 1994 are incorporated by reference into Part IV.

PART I


Item 1.   Business

First Alliance Corporation (the "Company") was organized on February 16, 1993 for the purpose of forming, owning and managing life insurance companies.
The Company registered with the Securities and Exchange Commission and the Kentucky Department of Financial Institutions a $12,500,000 public stock offering.

On October 28, 1995, the Company completed the public stock offering. The company raised total capital of $13,750,000 which includes a 10% over-sale
of $1,250,000 contemplated in the public filing.   Six million dollars of
the proceeds of the stock sale were used to capitalize the life insurance subsidiary, First Alliance Insurance Company ("FAIC"). Three million dollars of the proceeds might be used to capitalize the venture capital company based on a schedule as determined by the Company's Board of Directors. During 1997 and 1996, $316,000 and during 1999, $127,500 of the proceeds were used in the capitalization of the Company's wholly-owned venture capital subsidiary,
First Kentucky Capital Corporation ("FKCC").   The remainder of the proceeds
will provide resources for additional capital for the life insurance subsidiary or capital for the possible acquisition of life insurance or insurance related company(s).

The Company is currently marketing Common Stock at $2.50 per share through a $500,000 Indiana intra-state private placement. The offering relied on exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The purpose of this offering was to provide a base in Indiana for marketing of the products of FAIC. As of March 1, 2000, the Company had raised total offering proceeds of $451,888.

First Alliance Corporation

The primary revenue source for the Company is provided by its wholly owned life insurance subsidiary, First Alliance Insurance Company ("FAIC"). FAIC has contracted with the Company to provide administrative and data processing services for insurance operations. The Company provides underwriting and accounting services for First American Capital Corporation ("FACC") of Topeka, Kansas and its subsidiaries. The Company owns approximately 9.6% of FACC's outstanding common shares. Additionally, the Company provides accounting services for Mid-American Alliance Corporation ("MAAC") of Jefferson City,
Missouri, of which it owns approximately 15.1%.   Investment income provides
additional income to the Company.

First Alliance Insurance Company

On May 17, 1995, FAIC received a Certificate of Authority from the Kentucky Department of Insurance ("KDI"). On November 1, 1995 insurance operations commenced. Under generally accepted accounting principles, FAIC has over $8,154,804 of capital and surplus and is wholly owned by the Company. FAIC is also licensed to transact life and annuity business in Indiana, Ohio and Kansas. Currently, FAIC only markets its products in Kentucky and Indiana. FAIC has contracted with the Company to provide administrative and data processing services. As discussed in the following paragraph, the only expenses to be directly incurred by FAIC are direct agency expenses including commissions.

Administration

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. FAIC has no employees. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to carry on FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums recorded by FAIC. The percentages are twenty-five percent of first year premiums; twenty percent of second year premiums; fifteen percent of third year premiums; ten percent of fourth year premiums and five percent of premiums in years five and thereafter. FAIC will retain direct agency expenses such as agent training and licensing, agency meeting expenses, and other directly related expenditures. Pursuant to the terms of the agreement, FAIC had incurred expenses totaling $821,562, $595,146 and $432,648 during 1999, 1998 and 1997, respectively.

On behalf of FAIC, the Company has retained the services of Bruce and Bruce Company, consulting actuaries of Lake Bluff, Illinois. Bruce and Bruce assisted in developing the products that the Company is marketing.

Products of FAIC

The primary insurance product being marketed by FAIC is a modified payment whole life insurance policy with a flexible premium deferred annuity rider.
A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to full policy benefits. Typical premium paying periods for modified payment whole life insurance polices are ten, fifteen and twenty years.
FAIC's product, marketed as the "Alliance 2000", combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from 0 to 20 and 66 through 80 are ten pay polices and issue ages from age 21 to 65 are twenty pay policies. Premium payments are split between the life and annuity based on percentages established in the product design. First year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

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

FAIC also offers credit life and disability insurance products (see "Credit Life Agreement" below) as well as a ten year term life insurance policy and a single premium deferred annuity product.

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

FAIC is licensed to market its products in the states of Indiana, Kansas, Ohio and Kentucky. Marketing in Indiana began in late 1998. Marketing in Kansas and Ohio may not begin until a substantial policyholder base is established in Kentucky and Indiana.

Credit Life Agreement

On November 1, 1998, FAIC entered into an credit life agreement with North Central Life Insurance Company of St. Paul, Minnesota ("North Central"). Under the terms of the agreement, FAIC receives 2 1/2% (two and a half percent) of all credit life insurance premiums written by banks in the state of Kentucky who offer FAIC's credit insurance products. Additionally, FAIC entered into an administration agreement with North Central through which North Central provides all policy administration. During 1999 and 1998, FAIC received $230,129 and $295, respectively, of ceding commissions pursuant to the agreement. All credit insurance products are also 100% reinsured through North Central. FAIC remains primarily liable if North Central is unable to meet its obligations under the terms of the reinsurance agreement. North Central is rated A- Excellent by A.M. Best Company.


The following table provides certain information about FAIC's life insurance operations for the year ended December 31, 1999.


                                  Ordinary Life              Credit Life
                               Number      Amount of   Number of    Amount of
                             of Polices    Insurance  Policies or   Insurance
                                          (thousands)
                            ------------  ----------- ------------  ----------
Beginning of year                2,334    $  119,576         83     $     287

Issued during year               1,412        77,533      1,354        10,310

Revived during year                 11         1,933          -             -

Deaths                              (5)         (212)       (12)          (14)

Lapse, surrender and
 decreased                        (117)      (26,640)      (290)       (4,205)
                            ------------  ----------- ------------  ----------
In-force end of year             3,635    $  172,190      1,135     $   6,378



Reinsurance

Consistent with the general practice of the life insurance industry, FAIC reinsures a portion of the coverage provided by the life insurance products they offer. The maximum amount of risk that FAIC retains on its ordinary life products is $50,000 on any one insured. The remaining coverage is reinsured with Business Men's Assurance Company of America of Kansas City, Missouri. Additional reinsurance is provided for the 10-year term product through Optimum RE of Dallas, Texas. The retention limit on the 10-year term is $50,000. FAIC reinsures all of the credit life and disability it writes through North Central Life Insurance Company of St. Paul, Minnesota. At December 31, 1999, FAIC has reinsured $107,024,000 of life insurance coverage, including $45,690,000 in accidental death benefits and $6,378,000 of credit life insurance.

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

The Company has an agreement with Fifth Third Bank of Lexington, Kentucky, a registered investment advisor, to assist FAIC in managing its investment portfolio. Fifth Third Bank also provides investment services for the Company. Fees are based on a percentage of invested assets.

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

Benefit Capital Life Insurance Company

On December 30, 1999, FAIC acquired all of the outstanding capital stock of Benefit Capital Life Insurance Company ("BCLIC") of New Orleans, Louisiana. The purchase price for the shares was approximately $519,000 in cash and 25,000 shares of First Alliance Corporation common stock valued at $62,500. Benefit Capital is licensed only in the state of Louisiana.

First Kentucky Capital Corporation

The Company funded its wholly owned venture capital subsidiary with $316,000 during 1996 and 1997. During 1999, FAC provided additional capital of $127,500. FKCC provides capital for Kentucky based business for both start-up companies and expansion of existing business. During 1996 and 1997, FKCC made three venture capital investments and one investment was made during 1999.

On April 12, 1996, FKCC purchased a 51% interest in Medical Acceptance Corporation ("MAC") for $50,000. MAC purchases receivables from medical providers at a discount. On December 31, 1997, FKCC entered into an agreement to sell its interest in MAC for $8,000 in cash and notes receivable totaling $147,049. The notes receivable included draws of $105,049 on a $250,000 line of credit FKCC provided to MAC as well as capital provided for operations since its purchase in 1996. Due to the uncertainty of collectibility of the notes, FKCC established a $74,698 valuation allowance during 1997. During 1999 and 1998 MAC paid $27,394 and $38,341, respectively of the principal balance of the notes receivable. FKCC included $55,241 and $6,182 of operating losses of MAC in its operations during 1997 and 1996, respectively.

Other investments made during 1996 in LGP, Inc. and Cybertyme, Inc were written-off during 1997 due to unfavorable operating results. These write-offs totaled $97,184 at December 31, 1997 and will not affect future operating results. In addition, during 1997 a $31,000 line of credit agreement from LGP, Inc. was determined to be uncollectible and was written off.

On June 16, 1999, FKCC executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents 5% of the total investment, was paid upon the execution of the subscription agreement. Upon receipt of the Small Business Investment Company ("SBIC") license from the U.S. Small Business Association by Prosperitas, an additional $127,500 was invested.

The investment at December 31, 1999 was $150,000 with the remaining amount of the commitment due in equal installments on the second and fourth anniversaries of the investment.

Financial Information Relating to Industry Segments


Financial information related to specific segments of the Company's business are presented below. All sales of life insurance by FAIC are to unaffiliated customers.


                                        Years ended December 31,
                                 1999            1998              1997
                              ----------      ----------        ----------
Premiums earned, net
of reinsurance:
 Life and annuity
 insurance operations       $  3,329,812    $  2,294,440      $  1,221,400
                              ==========      ==========        ==========

Revenues:
 Life and annuity
 insurance operations       $  4,103,369    $  2,814,106      $  1,652,201

 Venture capital
 operations                       30,923           4,101          (152,919)

 Corporate operations            199,834         167,002           155,769
                              ----------      ----------        ----------
Total                       $  4,334,126    $  2,985,209      $  1,655,051
                              ==========      ==========        ==========

Income (loss) before
 income taxes:
 Life and annuity
 insurance operations       $  1,045,750    $    935,549      $    455,550

 Venture capital
 operations                       30,923           4,085          (154,015)

 Corporate operations           (681,655)       (540,135)         (858,309)
                              ----------      ----------        ----------
Total                       $    395,018    $    399,499      $   (556,774)
                              ==========      ==========        ==========

Assets:
 Life and annuity
 insurance operations       $ 16,359,833    $ 11,850,273      $  9,259,930

 Venture capital
 operations                      208,766          50,343            46,258

 Corporate operations          2,125,589       3,332,409         3,992,176
                              ----------      ----------        ----------
Total                       $ 18,694,188    $ 15,233,025      $ 13,298,364
                              ==========      ==========        ==========


Employees

As of December 31, 1999, the Company had thirteen full time employees.

Item 2.   Properties

The Company leases approximately 6,100 square feet located at 2285 Executive Drive, Lexington, Kentucky. At December 31, 1999, the Company leased approximately 5,400 square feet pursuant to a lease agreement which would expire on March 31, 1999. In February of 1999, the Company extended the 5,400 square foot lease agreement until January 31, 2001. Additionally, in February of 1999 the Company entered into a lease agreement for an additional 700 square feet at the same location. The lease on this additional space expires on January 31, 2001. Annual rent expense for the year ended December 31, 1999 totaled $87,386.

Item 3.  Legal Proceedings

The Company received a civil summons on October 6, 1997 related to an automobile accident in October 1996 which involved an officer of the Company, who was driving the automobile. The summons was served by the Circuit Court in Fayette County, Kentucky and lists Katherine Stockton, Individually, and as Administratrix of the Estate of Frank Novak, and as next friend of Bradley Novak and Angela Novak, as the Plaintiffs. The legal action alleges that the officer was acting in the course and scope of employment with the Company at the time of the accident. The lawsuit was settled within the policy limits.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

(a.) Market Information

Trading of the Company's common stock is limited and sporadic and an established public market does not exist.

(b.) Holders

As of March 1, 2000, there are approximately 5,300 shareholders of the Company's outstanding common stock.

(c.) Dividends

The Company has not paid any cash dividends since inception (February 16, 1993). Additionally, dividends are not anticipated in the foreseeable future.

Item 6.   Selected Financial Data

The following table provides selected consolidated operating results for the Company for the years ended December 31, 1999, 1998 and 1997 and selected balance sheet information at December 31, 1999, 1998 and 1997.


                                     1999            1998           1997
                               ---------------------------------------------
Operating Data:

Premium income, net             $  3,329,812    $  2,294,440   $  1,221,400

Net investment income                659,309         595,612        504,831

Benefits and expenses              3,939,108       2,585,710      2,211,825

Federal income taxes                 254,540         265,102        123,995

Net income/(loss)                    140,478         134,397       (680,769)

Net income/(loss) per
 common share-basic and
 diluted                                0.02            0.02          (0.12)


Balance Sheet Data:
Total assets                      18,694,188      15,233,025     13,298,364

Life policy reserves               3,273,564       1,493,766        761,808

Annuity contract liabilities       3,004,186       1,763,029      1,112,551

Total liabilities                  7,757,755       4,406,299      2,732,006


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

Results of Operations

Comparisons between periods related to the results of operations are for the years ended December 31 of the year specified. Net income during 1999 increased $6,081 over 1998 results based on the following income and expense transactions.

The primary source of revenue for the Company is life insurance premium income. First Alliance Insurance Company ("FAIC") began writing life insurance and annuities in November of 1995. Typical with most life insurance policies, a premium payment is required each year in order for the policyholder to receive the benefits set forth in the policy. Premium payments are classified as first year and renewal. Renewal premiums are any premium payment that is made after the first year the policy is in force. During 1999, premium income totaled $3,798,814. In 1998, premium income totaled $2,383,680. This increase of $1,415,134 can be attributed to the growth in the renewal premium base plus an increase in first year premium sales. Of the $3,798,814 of premium income in 1999, $1,886,288 represents first year premium, $1,543,799 represents renewal premiums and $368,727 represents single premiums on credit insurance. Premium income in 1998 was comprised of $1,375,270 of first year premium and $1,008,410. Total premium income for 1998 increased $1,104,001 over 1997 primarily due to a larger renewal premium base and first year premium sales.

Life insurance companies typically reinsure a portion of the death benefit on individual lives. Reinsurance is a method of transferring risk to another life insurance company to guard against an adverse effect on capital. In return for assuming this risk, a premium is charged by the reinsurance company. FAIC has a reinsurance agreement for its primary product with Businessmen's Assurance Company of Kansas City, Missouri. Under the terms of the agreement, FAIC is not required to make first year premium payments. However, Generally Accepted Accounting Principles require the amount of premium not paid in the first year to be recorded as a liability and amortized over the duration of the associated policies. Reinsurance premiums totaled $469,002, $89,240 and $58,279 for 1999, 1998 and 1997, respectively.
These reinsurance premiums are a direct reduction of premium income. Credit insurance is 100% reinsured. The reinsurance premiums related to credit insurance were $368,727 in 1999.

During 1999, net investment income increased $63,697 over 1998 results. This increase is primarily due to a larger investment base from FAIC's operations. Net investment income in 1998 and 1997 was $595,612 and $504,831, respectively.

Realized investment gains during 1999 totaled $205. During 1998, realized investment gains totaled $6,529 from investment gains on the sale of bonds. During 1997, realized investment losses included a write-off of a $31,000 credit line balance of LGP, Inc., a valuation allowance of $75,000 on notes receivable offset by a $8,000 gain on the sale of Medical Acceptance Corporation.

Other income totaled $114,671 in 1999 which represents a $26,043 increase over 1998 results of $88,628. The Company provides accounting support to Mid-American Alliance Corporation and its subsidiary Mid American Century Life Insurance company and First American Capital Corporation and its subsidiary First Life America Corporation. Fees related to these accounting services were $95,531, $48,816 and $35,000 in 1999, 1998, and 1997 respectively.

The increase in life insurance policy reserves was $870,582 in 1999 and $731,958 in 1998. Life insurance reserves are established to provide for the payment of policyholder benefits. Factors such as premiums, interest, mortality and life expectancy are considered in the calculation of reserve factors developed by an actuary. Typically, these factors increase as a policy reaches another anniversary creating a larger reserve. During 1999, reserves were recorded on new insurance sales and reserves on existing policies increased. This accounted for the increase of $138,624 in 1999 as compared to 1998. During 1997, life insurance policy reserves increased $381,888.

Commissions paid to life insurance agents totaled $1,524,961, $933,100 and $473,231 1999, 1998 and 1997, respectively. Commissions are paid to agents on both first year and renewal premium payments. First year commission percentages are significantly greater than renewal commission percentages. When new premiums written increase from year to year and existing policies renew, commission expense increases. In December 1998 FAIC began the selling credit insurance. During 1999, commission on the sale of credit insurance was $220,838. During 1999 first year premium sales increased which, combined with the sale of credit insurance, accounts for the $591,861 increase in commission expense in 1999 over 1998.

During 1999 and 1997, death claims, net of reinsurance ceded, were $122,135
and $24,848 respectively.   FAIC did not incur any death claims in 1998.
Annuity premiums received are recorded as liabilities rather than income pursuant to Statement of Financial Accounting Standard 97 "Accounting and Reporting by Insurance enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". Interest is paid on these annuity premium accumulations. As policies renew, the annuity fund balance increases which also increases the base on which interest is earned by the policyholder. Interest is credited to the fund balance. The growth in the annuity fund balance accounts for the increase in interest expense between years. Interest expense was $200,107, $111,171 and $58,642 for 1999, 1998 and 1997, respectively.

Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include first year commissions and first year management fees based on new premiums written. During 1999, $1,655,160 of these expenses were capitalized and will be amortized over the life of the associated policies. In 1998 and 1997, $1,200,412 and $708,185 of these costs were capitalized. Amortization of deferred policy acquisition costs totaled $760,468, $426,476 and $339,562 for 1999, 1998 and 1997, respectively.

Selling, administrative and general insurance expenses increased $29,416 in a comparison of 1999 to 1998. These expenses relate to the administration and issuance of life insurance policies. This increase can be attributed to a larger sales volume and increased processing costs. Selling , administrative and general insurance expenses totaled $363,166, $333,750, and $225,511 in 1999, 1998 and 1997, respectively. Salaries, wages and employee benefits totaled $1,102,195 in 1999 and increased $300,863 over 1998 results. This increase is due to additional personnel, increased costs of employee benefits and incentive payments to officers.

During 1997, the Company granted stock options. Compensation expense was recorded based on the difference between the exercise price of the options and the fair market value of the stock on the date of grant. This compensation expense totaled $159,743 in 1997. There were no options granted during 1999 and 1998 and accordingly, no compensation cost related to stock options is recorded.

Professional fees increased $20,778 during 1999 compared to 1998.
Professional fees include accounting fees, actuarial fees, consulting fees and legal fees. Professional fees totaled $107,708, $86,930 and $235,749 for 1999, 1998 and 1997, respectively.

Income tax expense for 1999 totaled $254,540. Federal income taxes are calculated based on the earnings of FAIC. Certain items included in income reported for financial statements are not included in taxable income for the current year and recorded as deferred income taxes. Of the $254,540 deferred income taxes totaled $230,783 and taxes currently payable totaled $23,757.
In 1998 total income tax expense was $265,102 of which $210,430 was deferred. In 1997 total income tax expense was $123,995 of which $109,102 was deferred.

Consolidated Financial Condition

Changes in the consolidated balance sheet of 1999 compared to 1998 reflect the operations of the Company and capital transactions discussed below.

Total assets in 1999 increased $3,461,163 from $15,233,025 in 1998 to $18,694,188. At December 31, 1999 and 1998, invested assets totaled $9,667,847 and $6,362,765, respectively. This increase of $3,305,082 is primarily the result of investing cash in available-for-sale securities and $905,098 of invested assets acquired in the purchase of BCLIC. Cash and cash equivalents totaled $5,540,571 at December 31, 1999 which consisted of cash and money market mutual funds.

Deferred policy acquisition costs increased $894,692 net of amortization of $760,468 during 1999. Policy acquisition expenses related to new insurance sales totaled $1,655,160 and were capitalized during 1999. Goodwill and value of insurance acquired increased $216,567 due to the acquisition of BCLIC. Advances to agents decreased $14,678 during 1999 due to repayments of prior advances on new business submitted.

Liabilities increased $3,351,456 during 1999 to $7,757,755. Annuity premiums received by insurance companies are classified as liabilities. At December 31, 1999 these annuity premiums, along with interest credited to policyholder balances, totaled $3,004,186. Renewal annuity premiums plus interest less surrenders accounted for the $1,241,157 increase over 1998. Life policy reserves increased $1,779,798 during 1999 to $3,273,564. Life policy reserves were established on new business and additional reserves were recorded on existing policies which renewed. Deposits on pending policy applications increased from $216,565 in 1998 to $233,158 in 1999. These deposits are monies submitted with life insurance applications which are in the process of being underwritten. In the event these policies are issued, this money becomes premium income, otherwise it is refunded to the policyholder. The increase of $16,593 in 1999 represents increased sales volume. Policyholder dividend deposits in the amount of $43, 188 for 1999, are funds placed on deposit with the Company to accumulate interest and they are related to BCLIC policies that were acquired on December 30, 1999. Policyholder premium deposits are funds placed on deposit with the Company to accumulate interest to pay future policy premiums. Interest credited to the fund along with additional deposits and withdrawals accounted for the $9,886 increase during 1999.

Deferred federal income taxes are based on timing differences between FAIC's financial statement taxable income and taxable income computed based on Internal Revenue Service requirements. Due to increased earnings of FAIC, the deferred federal income taxes liability increased $143,735 to $602,667 for 1999.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

PART III

Item 10. Directors and Executive Officers



Name                        Age     Position                       Term
----                        ---     --------                       ----
Scott J. Engebritson        42      Vice Chairman of the Board     1 Year
                                    Director

Michael N. Fink             44      President/Director             1 Year

Jimmy Dan Conner            46      Director                       1 Year

Denzel E. ("Denny") Crum    62      Director                       1 Year

James M. Everett            54      Director                       1 Year

Charles Hamilton            73      Director                       1 Year

Ronda S. Paul               56      Director                       1 Year


The executive officers serve at the direction of the Board of Directors and are appointed at the annual meeting of the Board. Directors are elected annually by the shareholders. On October 15, 1999, Daniel D. Briscoe resigned from the Company and its subsidiaries' Boards of Directors. He resigned for personal reasons. On March 28, 2000, Chris J. Haas was removed as a director and oficer of the Company due to management differences. The following is a brief description of the previous business background of each of the executive officers and directors.

SCOTT J. ENGEBRITSON: Mr. Engebritson serves as Vice-Chairman of the Board of Directors. Mr. Engebritson is also Chairman of Mid-American Alliance Corporation and Mid American Century Life Insurance Company, both of Jefferson City, Missouri. Mr. Engebritson has twenty two years of experience in the insurance industry. From 1978 to 1984, he was associated with Liberty American Corporation and Liberty American Assurance Corporation as Regional Director of Sales and Director of Customer Services. In December of 1984, Mr. Engebritson became affiliated with United Trust, Inc., an Illinois insurance holding company, where he served as Regional Director of Sales, Agency Director and Assistant to the President. In December of 1987, Mr. Engebritson assisted in the organization of United Income, Inc., an Ohio insurance holding company, where he served as President and a Director of United Income, Inc. and United Security Assurance Company, United Income's insurance subsidiary, through February of 1993. He has been listed in Who's Who in Life Insurance since 1988.

MICHAEL N. FINK: Mr. Fink serves as President of the Company and a Director. Mr. Fink also serves as Chairman of First American Capital Corporation and First Life America Corporation, both of Topeka, Kansas. Mr. Fink has nineteen years of experience in the insurance industry, primarily in sales management. From 1981 to 1984, Mr. Fink was an agent, District Director, and Regional Director with Liberty American Assurance Company in Lincoln, Nebraska. In 1984, Mr. Fink transferred to an affiliated company, Future Security Life, in Austin, Texas, where he served as Regional Director and Agency Director until 1988. In March of 1988, Mr. Fink became affiliated with United Income, Inc. and United Security Assurance Company as Agency Director and Assistant to the President. He ended his affiliation with these companies in June of 1993.

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

CHARLES HAMILTON: Director. Owns and operates numerous interests in real estate, agri-business and agriculture. Director of Bullitt County Farm Bureau for last 25 years. Vice President and Director of Bullitt County Bank. Former Kentucky Commissioner of Agriculture and past Chairman of the Governor's Task Force on Agriculture. Past member of the Kentucky State Fair Board. Recipient of the 1992 Distinguished Services Award from the Kentucky Association of Conservation Districts. 1980 and 1991 recipient of the Kentucky Pork Producers Association Outstanding Service Award. B.S. in Agriculture from the University of Kentucky.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 1999 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 1999 fiscal year.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 1999 fiscal year.

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

          3     Exhibits

          3(I)  Articles of Incorporation, as amended (1)

          3(ii) By-laws, as amended (1)

          4 Instruments defining the rights of security holders, including indentures (1)

          10    Material Contracts

                (a)  Lease (1)
                (b)  Sub-lease (2)
                (c)  Advisory Board Contract (1)
                (d) Service agreement between First Alliance Insurance Company and First Alliance Corporation. (2)
                (e)  Management Employment Agreements (2)
                (f)  Lease agreement dated February 26, 1999 (3)
                (g) Management agreement between First Alliance Corporation and First American Capital Corporation (3)

          11    Statement re computation of per share earnings (4)

          21    Subsidiaries

          27    Financial Data Schedule

(b)       Reports on Form 8-K

          No filing on form 8-K was made in 1999.


(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, Amendment Number 4, File Number 33-67312, which was declared effective on March 4, 1994, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's 1995 Form 10-K, File Number 33-67312, and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's 1998 Form 10-K, File Number 33-67312, and incorporated herein by reference.

(4) Note 2 in Notes to Consolidated Financial Statements included in this Report beginning on Page F-13

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By   /s/Michael N. Fink                                Date   3/28/2000
     Michael N. Fink, President/Director


By   /s/Thomas I. Evans                                Date   3/28/2000
     Thomas I. Evans, Vice-President/
     Assistant Secretary

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/Scott J. Engebritson                            Date   3/28/2000
    Scott J. Engebritson, Vice-Chairman/Director


By  /s/Michael N. Fink                                 Date    3/28/2000
    Michael N. Fink, President/Director


By  /s/Jimmy Dan Conner                                Date   3/28/2000
    Jimmy Dan Conner, Director


By  /s/Denzel E. Crum                                  Date   3/28/2000
    Denzel E. Crum, Director


By  /s/James M. Everett                               Date   3/28/2000
    James M. Everett, Director


By  /s/Charles Hamilton                               Date   3/28/2000
     Charles Hamilton, Director


By  /s/Ronda S. Paul                                  Date   3/28/2000
    Ronda S. Paul, Director

                    FIRST ALLIANCE CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULES





                                                                       Page
Consolidated Financial Statements                                    Numbers


Report of Independent Auditors. . . . . . . . . . . . . . .             F-2

Report of Independent Auditors. . . . . . . . . . . . . . .             F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998 . . . .    F-4

Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997  . . . . . . . . . . . . . . . .    F-6

Consolidated Statement of Changes in Shareholders' Equity for the years
   ended December 31, 1999, 1998 and 1997  . . . . . . . . . . . . .    F-7

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997  . . . . . . . . . . . . . . . .    F-8

Notes to Consolidated Financial Statements . . . . . . . . . . . . .    F-10

Consolidated Financial Statement Schedules

   Schedule I    Summary of Investments  . . . . . . . . . . . . . .    F-26

   Schedule II   Condensed Financial Information of Registrant . . .    F-27

   Schedule III Supplementary Insurance Information  . . . . . . . .    F-30

   Schedule IV  Reinsurance  . . . . . . . . . . . . . . . . . . . .    F-32


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefor, have been omitted.

                   Independent Auditors' Report



Board of Directors and Shareholders
First Alliance Corporation


 We have audited the accompanying consolidated balance sheets of First Alliance Corporation (a Kentucky corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Alliance Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

 We have also audited Schedules I, II, III and IV as of December 31, 1999 and 1998, of First Alliance Corporation and subsidiaries and Schedules II, III and IV for the years then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

                                  /s/KERBER, ECK & BRAECKEL LLP


Springfield, Illinois
March 10, 2000

                  Report of Independent Auditors





The Shareholders and Board of Directors
First Alliance Corporation

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of First Alliance Corporation and subsidiaries for the year ended December 31, 1997. Our audit also included the financial statement schedules as of and for the year ended December 31, 1997. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of First Alliance Corporation and subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 1997 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                         /s/ ERNST & YOUNG LLP


Louisville, Kentucky
March 24, 1998

FIRST ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                               1999                 1998
                                             --------------       --------------
Assets
Investments:
 Securities available for sale,
 at fair value:
  Fixed maturities (amortized cost,
  $8,897,097 and $5,973,453 in 1999
  and 1998, respectively)                 $   8,774,608        $   6,121,129

  Equity securities (cost of
  $382,588 and $20,000 in 1999
  and 1998, respectively)                       407,881               20,000

 Policy loans                                    32,194                    -
 Notes receivable (net of $149,698
  valuation allowance in 1999 and 1998)         103,164              221,636
 Other invested assets                          150,000                    -
 Short-term investments                         200,000                    -
                                          --------------       --------------
Total investments                             9,667,847            6,362,765

Cash and cash equivalents                     5,540,571            6,587,264
Investments in related parties                  125,000              125,000
Reinsurance recoverable                           1,418                    -
Receivables from related parties                 14,203               20,496
Federal income tax recoverable                    7,985                    -
Accrued investment income                       135,482              107,416
Deferred policy acquisition costs             2,743,111            1,848,419
Value of insurance acquired                      61,311                    -
Goodwill                                        155,256                    -
Prepaid expenses                                 48,473               23,427
Office furniture and equipment                   42,499               43,684
Advances to agents                               42,998               57,676
Premiums due                                     81,690               47,130
Other assets                                     26,344                9,748
                                          --------------       --------------
Total assets                              $  18,694,188        $  15,233,025
                                          ==============       ==============

See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS (continued)

                                                      December 31,
                                               1999                 1998
                                          --------------       --------------
Liabilities and Shareholders' Equity

Policy and contract liabilities:
  Annuity contract liabilities            $   3,004,186        $   1,763,029
  Life policy reserves (net of
   reinsurance ceded reserves of
   $203,776 and $88,534 in 1999 and
   1998, respectively)                        3,273,564            1,493,766
  Policy and contract claims                     42,099                    -
  Policyholder dividend deposits                 43,188                    -
  Policyholder premium deposits                 187,414              177,528
  Deposits on pending policy applications       233,158              216,565
  Unearned revenue                               86,878              102,993
  Reinsurance premiums payable                   61,450               65,183
                                          --------------       --------------
Total policy and contract liabilities         6,931,937            3,819,064

Federal income taxes payable:
  Current                                             -               32,258
  Deferred                                      602,667              458,932
Other taxes payable                               8,207                    -
Commissions, salaries, wages and
  benefits payable                              133,382               64,740
Accounts payable and accrued expenses            81,562               31,305
                                          --------------       --------------
Total liabilities                             7,757,755            4,406,299


Claims and contingencies (Note 16)

Shareholders' equity:
Common stock, no par value, 8,000,000
  shares authorized; 5,643,185 and
  5,620,690 shares issued and
  outstanding at December 31, 1999
  and 1998                                      564,318              562,069
Additional paid in capital                   12,466,943           12,180,353
Retained earnings - deficit                  (2,030,679)          (2,013,165)
Accumulated other comprehensive income          (64,149)              97,469
                                          --------------       --------------
Total shareholders' equity                   10,936,433           10,826,726
                                          --------------       --------------
Total liabilities and shareholders'
  equity                                  $  18,694,188        $  15,233,025
                                          ==============       ==============

See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Years ended December 31,
                                      1999           1998            1997
                                  ------------   ------------    ------------
Revenues
 Gross premium income             $ 3,798,814    $ 2,383,680     $ 1,279,679
 Reinsurance premiums ceded          (469,002)       (89,240)        (58,279)
                                  ------------   ------------    ------------
Net premium income                  3,329,812      2,294,440       1,221,400

Investment activity:
 Net investment income                659,309        595,612         504,831
 Net realized investment
  gain (loss)                             205          6,529        (110,935)

Commissions and expense
 allowances received
 on reinsurance ceded                 230,129              -               -

Other income                          114,671         88,628          39,755
                                  ------------   ------------    ------------
Total revenue                       4,334,126      2,985,209       1,655,051

Benefits and expenses
 Increase in policy reserves          870,582        731,958         381,888
 Death claims (net of
  reinsurance of $208,135
  in 1999)                            122,135              -          24,848
 Policyholder surrender values         49,408         27,374               -
 Interest credited on annuities
  and premium deposits                200,107        111,171          58,642
 Commissions                        1,524,961        933,100         473,231
 Policy acquisition costs
  deferred                         (1,655,160)    (1,200,412)       (708,185)
 Amortization of deferred policy
  acquisition costs                   760,468        426,476         339,562
 Selling, administrative and
  general insurance expenses          363,166        333,750         225,511
 Salaries, wages and employee
  benefits                          1,102,195        801,332         680,193
 Compensation expense related
  to stock options                          -              -         159,743
 Professional fees                    107,708         86,930         235,749
 Miscellaneous taxes                   42,837         23,689          38,168
 Advisory board and directors
  fees                                 87,430         65,986          48,361
 Rent expense                          87,386         77,633          75,226
 Depreciation expense                  15,708         16,436          16,292
 Other operating costs and
  expenses                            260,177        150,287         162,596
                                  ------------   ------------    ------------
Total benefits and expenses         3,939,108      2,585,710       2,211,825
                                  ------------   ------------    ------------
Income (loss) before income
 tax expense                          395,018        399,499        (556,774)
                                  ------------   ------------    ------------
Income tax expense                    254,540        265,102         123,995
                                  ------------   ------------    ------------
Net income (loss)                 $   140,478    $   134,397     $  (680,769)
                                  ============   ============    ============

Net income (loss) per common
 share-basic and diluted          $      0.02    $      0.02     $     (0.12)
                                  ============   ============    ============

See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY


                                             Years ended December 31,
                                      1999           1998            1997
                                  ------------   ------------    ------------
Common stock:
  Balance, beginning of year      $   562,069    $   557,984     $   557,984
   Sale of shares in private
    placement (150,475 shares)         15,047              -               -
   Exercise of stock options
    (40,850 shares)                         -          4,085               -
   Company stock acquired
    (127,980 shares)                  (12,798)             -               -
                                  ------------   ------------    ------------
  Balance, end of year                564,318        562,069         557,984

Additional paid-in capital:
  Balance, beginning of year       12,180,353     12,141,546      11,981,803
   Stock options granted                    -              -         159,743
   Exercise of stock options
    (40,850 shares)                         -         38,807               -
   Sale of shares in private
    placement (150,475 shares)        361,140              -               -
   Cost of public offering            (54,558)             -               -
   Company stock acquired
    (127,980 shares)                  (19,992)             -               -
                                  ------------   ------------    ------------
  Balance, end of year             12,466,943     12,180,353      12,141,546

Retained earnings-deficit:
  Balance, beginning of year       (2,013,165)    (2,147,562)     (1,466,793)
   Net income (loss)                  140,478        134,397        (680,769)
   Company stock acquired
    (127,980 shares)                 (157,992)             -               -
                                  ------------   ------------    ------------
  Balance, end of year             (2,030,679)    (2,013,165)     (2,147,562)

Accumulated other comprehensive
 income:
  Balance, beginning of year           97,469         14,390         (98,558)
   Net unrealized gain (loss)
    on available-for-sale
    securities net of
    reclassification adjustment
    (see below)                      (161,618)        83,079         112,948
                                  ------------   ------------    ------------
  Balance, end of year                (64,149)        97,469          14,390
                                  ------------   ------------    ------------
Total shareholders' equity        $10,936,433    $10,826,726     $10,566,358
                                  ============   ============    ============

Disclosure of reclassification
 amount:
 Unrealized holding gains (loss)
  arising during period           $  (161,823)   $    87,586     $   104,411
 Less: reclassification
  adjustment for (gains) loss
  in net income                           205         (4,507)          8,537
                                  ------------   ------------    ------------
Net unrealized gains (loss)
 on securities                    $  (161,618)   $    83,079     $   112,948
                                  ============   ============    ============

See notes to consolidated financial statements.


FIRST ALLIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Years ended December 31,
                                      1999           1998            1997
                                  ------------   ------------    ------------
Operating activities:
Net income (loss)                 $   140,478    $   134,397     $  (680,769)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
  Interest credited on annuities
   and premium deposits               183,734        111,171          58,642
  Provision for depreciation           15,708         16,436          16,292
  Compensation expense related
   to stock options                         -              -         159,743
  Amortization of premium and
   accretion of discount on
   fixed maturity investments          23,883         20,899          25,955
  Realized investment (loss)gain         (205)        (6,529)         87,935
  Provision for deferred federal
   income taxes                       230,786        210,429         109,102
  Loss on investments in
   unconsolidated affiliates                -              -          97,184
  Increase in policy loans             (5,587)             -               -
  Increase (decrease) in accrued
   investment income                  (21,207)        44,397          19,603
  Decrease in receivables from
   related parties                      6,293            790          24,993
  Increase (decrease) in
   reinsurance recoverable             (1,418)             -          40,000
  Increase in federal income
   tax recoverable                     (7,985)             -               -
  Increase in deferred policy
   acquisition costs, net            (894,692)      (773,935)       (324,875)
  Decrease in unearned revenue        (17,221)       (33,306)              -
  Decrease (increase) in premiums
   due                                (31,915)       (19,179)         14,571
  Decrease (increase) in other
   assets                             (24,780)        45,883          (2,534)
  Increase in policy reserves         870,582        731,958         381,888
  Increase (decrease) in deposits
   on pending policy applications      16,593        124,350         (30,514)
  Increase (decrease) in claims
   payable                             22,000              -         (93,794)
  Increase (decrease) in reinsurance
   premiums payable                    (3,733)        25,626           7,285
  Decrease (increase) in federal
   income taxes payable               (32,258)        32,258          (2,154)
  Increase (decrease) in
   commissions, salaries, wages
   and benefits                        68,641        (56,017)         71,046
  Increase (decrease) in accounts
   payable, accrued expenses and
   other liabilities                   57,607       (114,671)         46,362
                                  ------------   ------------    ------------
Net cash provided by operating
 activities                           595,304        494,957          25,961

Investing activities:
  Purchase of available-for-sale
   fixed maturities                (4,031,911)      (782,760)     (1,250,000)
  Sale of available-for-sale
   fixed maturities                 1,789,689      3,112,129       1,539,680
  Maturity of available-for-sale
   fixed maturities                         -        700,000         750,000
  Purchase of preferred stock               -              -      (1,000,000)
  Sale of preferred stock                   -        999,700               -
  Purchase of common stock           (362,588)             -         (20,000)
  Purchase of other invested
   assets                            (150,000)             -               -
  Purchase price paid for
   Benefit Capital Life Insurance
   Company in excess of cash
   acquired                          (200,092)             -               -
  Decrease (increase) in notes
   receivable                         118,472        113,287        (188,827)
  Purchase of furniture and
   equipment (net)                     (3,723)       (28,094)           (594)
                                  ------------   ------------    ------------
Net cash provided by (used in)
 investing activities              (2,840,153)     4,114,262        (169,741)


Financing activities:
  Deposits on annuity contracts,
   net                              1,057,423        549,013         574,717
  Policyholder premium deposits,
   net                                  9,886         50,685          (3,758)
  Proceeds from exercise of stock
   options                                  -         42,892               -
  Proceeds from sale of company
   stock                              376,187              -               -
  Cost of stock offering              (54,558)             -               -
  Purchase of company stock          (190,782)             -               -
                                  ------------   ------------    ------------
Net cash provided by financing
 activities                         1,198,156        642,590         570,959
                                  ------------   ------------    ------------
Increase (decrease) in cash and
 cash equivalents                  (1,046,693)     5,251,809         427,179
Cash and cash equivalents,
 beginning of year                  6,587,264      1,335,455         908,276
                                  ------------   ------------    ------------
Cash and cash equivalents,
 end of year                      $ 5,540,571    $ 6,587,264     $ 1,335,455
                                  ============   ============    ============

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

The Company has two wholly-owned insurance subsidiaries, First Alliance Insurance Company ("FAIC"), domiciled in Kentucky and Benefit Capital Life Insurance Company ("BCLIC"domiciled in Louisiana. FAIC was incorporated on December 29, 1994 and initially capitalized with $3,000,000 on January 10, 1995. The Company made an additional $3,000,000 capital contribution on May 15, 1995 and the Kentucky Department of Insurance ("KDI") granted FAIC a Certificate of Authority on May 17, 1995. Insurance operations commenced on November 1, 1995. BCLIC was purchased December 30, 1999 and has capital and surplus of $480,501. Operating results of BCLIC are not included in these financial statements.

FAIC's initial product was a twenty pay ordinary life insurance policy with a flexible premium deferred annuity rider and a decreasing term rider for issue ages 0 to 50. During 1997, the Company modified the insurance product being marketed. The revised product offers a life insurance policy with an annuity rider similar to the initial product, however the annual income protection benefit rider was eliminated and death benefits on the base policy modified. Additionally, the split between life and annuity premiums and the premium paying period were changed. In the first year, the full premium is allocated to life insurance with all renewal premium payments being split half to life and half to annuity. Depending on the issue age, the premium paying period is either ten or twenty years.

The product is being sold in premium units with the ability to purchase either fractional or multiple units. If a greater accumulated annuity value is desired, the policyholder may continue to make the premium payments, after the completion of the premium paying period, with the entire payment funding the annuity. Other products currently being marketed by FAIC are a single premium deferred annuity, a ten year term policy and credit life and credit accident and health. FAIC is licensed and sells its product in the states of Kentucky, Indiana, Ohio and Kansas. Currently, the products are only marketed in Kentucky and Indiana.

The Company also has a wholly-owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), which was capitalized with $224,000 during 1996 and commenced operations on April 12, 1996. Additional capital contributions of $127,500 and $92,000 were made during 1999 and 1997, respectively. FKCC provides capital for Kentucky based businesses for both start-up companies and for expansion of existing businesses. Investments may take the form of loans, guarantees, commitments, equity, or joint venture agreements, or any combination thereof. FKCC invested in three Kentucky businesses during 1996. As of December 31, 1997, all of these investments had been written-off.
During 1999 FKCC executed a commitment to purchase three units of the Prosperitas Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents 5% of the total investment, was paid upon the execution of the subscription agreement. Upon receipt of the Small Business Investment Company ("SBIC") license from the U.S. Small Business Association by Prosperitas, an additional $127,500 was invested. The investment at December 31, 1999 was $150,000 with the remaining amount of the commitment due in equal installments on the second and fourth anniversaries of the investment.

2.   Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") which differ from statutory accounting practices prescribed or permitted by the KDI and the Louisiana Department of Insurance ("LDI").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, FAIC, FKCC, BCLIC and Medical Acceptance Corporation ("MAC", prior to its disposition on December 31, 1997). All intercompany accounts and transactions are eliminated in consolidation.

Management's Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

The Company classifies all of its fixed maturity and equity securities, except equity securities of related parties as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in other comprehensive income. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost which approximates fair value. Notes receivable are reported at unpaid principal balance, net of allowance for uncollectible amounts. Other invested assets are reported at cost.
Short term investments are carried at cost which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest and dividends earned on investments are included in net investment income.

Common stock is reported at cost as these shares represent organizer shares purchased in the initial private placement and are restricted from sale or transfer under Rule 144 of the Act (see Note 4).

Investments in related parties are reported at cost (see Note 6).

Investments in unconsolidated affiliates consist of common stock investments and are recorded using the equity method of accounting, with gains and losses reported in net investment income.

Office Furniture and Equipment

Office furniture and equipment is recorded at cost less accumulated depreciation using principally the 200% declining balance method over the estimated useful life of the respective assets. Accumulated depreciation was $96,427 and $69,808 at December 31, 1999 and 1998, respectively.

Office Lease

The Company leases approximately 6,100 square feet located at 2285 Executive Drive, Lexington, Kentucky. At December 31, 1998, the Company leased approximately 5,400 square feet pursuant to a lease agreement which would expire on March 31, 1999. In February of 1999, the Company extended the 5,400 square foot lease agreement until January 31, 2001. Additionally, in February of 1999 the Company entered into a lease agreement for an additional 700 square feet at the same location. The lease on this additional space expires on January 31, 2001. Annual rent expense for the years ended December 31, 1999, 1998 and 1997 totaled $87,386, $77,633 and $75,226, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are amortized over the life of the related policies using assumptions consistent with those used in computing policy reserves.

Goodwill and Value of Insurance Acquired

Goodwill represents the excess of the purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 20 years. At December 31, 1999 no amortization had been recorded.

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiary at the date of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force using methods consistent with that used for amortization of policy acquisition costs. The acquisition of BCLIC occurred at December 31, 1999 and accordingly, no amortization has been recorded.

Life Policy Reserves

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

Annuity Contract Liabilities

Annuity contract liabilities are computed using the retrospective deposit method and consist of policy account balances, before deducting surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense.

Liability for Policy Claims

Policy claim liabilities are based on known liabilities plus estimated future liabilities developed from trends of historical data applied to current exposures.

Policyholder Deposits

Policyholder deposits consist primarily of premium and dividend deposits. Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest is credited on these deposits at the rate of 6%. The premium deposits are recognized as an increase in a liability rather than premium income. Policyholder dividend deposits represent dividends paid to policyholders of BCLIC that have been left with the company to earn interest. Interest is credited on these deposits at the rate of 4%. Interest credited on premium and dividend deposits is recognized as an expense.

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

Common Stock

Common stock has no par value and a stated value of $.10 per share and is fully-paid and non-assessable.

Earnings Per Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. During 1998, option shares exercised are assumed to be outstanding
based on the day exercised.   The weighted average outstanding common shares
was 5,645,035 in 1999 and 5,583,016 in 1998 and 5,579,840 in 1997.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or total shareholder's equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

3. Acquisition of Benefit Capital Life Insurance Company

On December 30, 1999, FAIC, a subsidiary of the Company, acquired 100% of the common stock of Benefit Capital Life Insurance Company from an unaffiliated insurance holding company (the "BCLIC Acquisition"). The BCLIC acquisition was accounted for as a purchase. There were no results of operations to be included in the consolidated statements since the date of acquisition.

The aggregate purchase price for the BCLIC acquisition was approximately $636,000 (including net cost associated with the acquisition of approximately $54,000). The BCLIC acquisition was financed with the working capital of FAIC and 25,000 shares of Company stock valued at $62,500.

4. Investments

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, 1999 and 1998 are summarized as follows:
                                          Gross         Gross
                          Amortized     Unrealized    Unrealized      Fair
                             Cost         Gains         Losses        Value
                         -----------    ----------    ----------   -----------
December 31, 1999:
Fixed maturities
 U.S. government bonds   $ 5,290,951    $    1,119    $   70,633   $ 5,221,437
 Municipal bonds             779,662         1,365        16,345       764,682
 Corporate bonds           2,826,484           277        38,272     2,788,489
                         -----------    ----------    ----------   -----------
Total                    $ 8,897,097    $    2,761    $  125,250   $ 8,774,608
                         -----------    ----------    ----------   -----------
Equity securities        $   382,588    $   46,899    $   21,606   $   407,881
                         -----------    ----------    ----------   -----------

December 31, 1998:
Fixed maturities:
 U.S. government bonds   $ 2,549,148    $   64,175    $        -   $ 2,613,323
 Municipal bonds           1,129,553        34,378             -     1,163,931
 Corporate bonds           2,294,752        49,648           525     2,343,8750
                         -----------    ----------    ----------   -----------
Total                    $ 5,973,453    $  148,201    $      525   $ 6,121,129
                         -----------    ----------    ----------   -----------


The amortized cost and fair value of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                            Amortized         Fair
                                              Cost            Value
                                          -------------   ------------
Due in one year or less                   $    880,443    $   876,302
Due after one year through five years        3,910,151      3,854,077
Due after five years through ten years       3,693,217      3,630,943
Due after ten years                            413,286        413,286
                                          -------------   ------------
                                          $  8,897,097    $ 8,774,608


The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities which have a fair value of $4,390,848 and $187,312 at December 31, 1999, which are on deposit with the KDI and the LDI.

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

On March 31, 1997, the Company purchased 200,000 shares of Paradise Plus USA, Inc. and 200,000 shares of Paradise Plus Holding Company, Inc. for a total investment of $20,000 or $.05 per share. Each company is offering a total of 700,000 shares of its no par value common stock through a private placement stock offering. As these shares represent organizer shares and are restricted under Rule 144 of the Act, the common stock investments have been recorded at cost. In addition, the Company executed a $100,000 promissory note bearing interest at an annual rate of 8.5% with Paradise Plus Holding Company, Inc.
on March 5, 1997.   At December 31, 1999 and 1998, the unpaid principal
balance on this note was $144,334.

During 1996, the Company entered into a $175,000 line of credit agreement, bearing interest at an annual rate of 10.25%, with Mr. Rick Meyer, President of First American Capital Corporation (see Note 6). During 1997, the line of credit agreement was converted to a thirty-six month promissory note bearing interest at an annual rate of 10.25%. The Company had a perfected security interest in amounts due Mr. Meyer from United Security Assurance Company which would provide for payment of the note. The note was retired during 1999. At December 31, 1998 the unpaid balance of the note was $64,068.

During 1996, the Company entered into a $100,000 line of credit agreement, which bears interest at an annual rate of 20%, with Mr. James Hayslip of Successful Solutions, Inc. During 1997, the line of credit agreement was extended from July 31, 1997 to July 31, 1998. The unpaid balance at December 31, 1997 was $22,042. During 1998, Mr. Hayslip paid the outstanding balance of the note.

During 1999 and 1998, the Company had gross realized investment gains of $205 and $6,988, respectively. There were no realized investment gains during 1997. Realized investment losses totaled $459 and $12,935 in 1998 and 1997, respectively. There were no realized investment losses during 1999. These realized gains and losses during 1999, 1998 and 1997 were the result of the sale of available for sale fixed maturity investments. In addition, during 1997 the Company incurred a net realized gain of $8,000 related to its disposition of MAC (see Note 7) and a gross realized loss of $31,000 related to its line of credit agreement with LGP, Inc. ("LGP", see Note 7).

As of December 31, 1999 and 1998, the Company had recorded an allowance for uncollectible accounts on notes receivable of $149,698 (including the allowance recorded in connection with the sale of MAC - see Note 6).


The following are the components of net investment income:
                                             Years ended December 31,
                                      1999           1998            1997
                                  ------------   ------------    ------------
Fixed maturities                  $   339,448    $   439,310     $   560,866
Equity securities                         286              -               -
Notes receivable                       18,801         28,149          37,447
Short-term and other investments      319,624        147,996          26,421
Investments in unconsolidated
 affiliates                                 -              -         (97,184)
                                  ------------   ------------    ------------
Gross investment income               678,159        615,455         527,550
Investment expenses                   (18,850)       (19,843)        (22,719)
                                  ------------   ------------    ------------
Net investment income             $   659,309    $   595,612     $   504,831
                                  ============   ============    ============

5. Concentrations of Credit Risk

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among government, special revenue and corporate bonds. The Company has not experienced any significant losses in such investments and believes it is not exposed to any significant credit
risk.   The Company and its subsidiaries maintain cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate $570,000 at December 31, 1999. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

6. Investments in and Receivables from Related Parties

The Company has investments in related parties of $125,000 at December 31, 1999 and 1998, which are reported at cost as these investments represent organizer shares purchased in the initial private placement of the related entities (discussed below) and are restricted from sale or transfer under Rule 144 of the Act. The Company also had receivables from these entities of $14,203 and $20,496 at December 31, 1999 and 1998, respectively.

First American Capital Corporation

On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas, for $52,500. At December 31, 1998, FACC had raised total capital of $14,349,649 from the sale of private placement shares and through a $12,500,000 Kansas intrastate public stock offering which commenced on March 11, 1997. On January 15, 1999, FACC completed its public stock offering raising total public offering proceeds of $13,750,000 which includes a $1,250,000 over-sale. The proceeds of the public offering were used to form a Kansas domiciled life insurance company, First Life America Corporation. The Company owns 9.6% of the outstanding common stock of FACC at December 31, 1999. At December 31, 1999 and 1998, the Company had accounts receivable from FACC of $9,160 and $14,134, respectively.

 Mid-American Alliance Corporation

On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City, Missouri,
for $72,500.   At December 31, 1999, MAAC had raised total capital of
$9,906,015 from the sale of private placement shares and through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. The proceeds of the public offering will be used to further capitalize MACLIC. The public offering will end on April 14, 1999 and the Company will own approximately 12% of the outstanding common stock. At December 31, 1999 and 1998, the Company had accounts receivable from MAAC of $4,529 and $6,362, respectively.

7.  Venture Capital Subsidiary Investments

FKCC purchased newly issued common stock of MAC, Lexington, Kentucky, representing a 51% interest, for $50,000 on April 12, 1996. MAC purchases
receivables from medical providers at a discount.   The acquisition was
accounted for as a purchase and resulted in intangible assets of $26,623 ($20,623 goodwill and $6,000 non-compete agreement) at the date of acquisition. MAC has incurred operating losses since inception. As such, the Company has included 100% of MAC's operating losses of $6,182 and $55,241 for the years ended December 31, 1997 and 1996, respectively, in the consolidated financial statements. Further, at December 31, 1996, the Company recorded a valuation allowance of $26,623 relating to the intangible assets recorded in conjunction with the acquisition. During 1996, FKCC entered into a $250,000 line of credit agreement with MAC. The unpaid balance on this agreement was $6,616 and $66,708 at December 31, 1999 and 1998, respectively.

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

FKCC also purchased a 49% interest in LGP, for $49,000 on October 18, 1996, which is accounted for on the equity method of accounting. LGP is a dating service using interactive-video matchmaking, which combines a television dating show and an on-line profile library on the Internet. During 1996, FKCC entered into a $31,000 line of credit agreement with LGP of which the entire balance was drawn upon during 1997. At December 31, 1997, the $31,000 line of credit agreement was determined to be uncollectible and was written-off. Due to operating losses of $17,184 in 1996 and $31,816 in 1997, the investment in LGP has no carrying value at December 31, 1999 or 1998.

Lastly, FKCC purchased a 40% interest in Cybertyme, Inc. ("Cybertyme"), Glasgow, Kentucky, for $80,000 on November 12, 1996, which is also accounted for on the equity method of accounting. Cybertyme provides individuals who do not have access to a personal computer the ability to access the Internet for an hourly fee. In addition, Cybertyme will provide educational classes regarding Internet use and other personal computer applications. During 1997, operating losses of $29,678 were recorded relative to this investment. Management believes that Cybertyme will continue to incur operating losses and has elected to record a valuation allowance of $50,322 which approximates the remaining investment balance at December 31, 1999 and 1998.

On June 16, 1999, First Kentucky Capital Corporation executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents five percent of the total investment, was paid upon the execution of the subscription agreement. On November 29, 1999 a payment of $127,500 was made and the remaining amount of the commitment is due in equal installments on the second and fourth anniversaries of the initial capital contribution.


8.  Federal Income Taxes


The Company files a consolidated federal income tax return with FACC but does not file a consolidated return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                             Years ended December 31,
                                      1999           1998            1997
                                  ------------   ------------    ------------
Current                           $    23,757    $    54,671     $    14,893
Deferred                              230,783        210,431         109,102
                                  ------------   ------------    ------------
Federal income tax expense        $   254,540    $   265,102     $   123,995
                                  ============   ============    ============



Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% as follows:
                                             Years ended December 31,
                                      1999           1998            1997
                                  ------------   ------------    ------------
Federal income tax expense
 (benefit) at statutory rate      $   134,306    $   135,829     $  (189,303)

Small life insurance company
 deduction                            (60,672)       (74,692)        (27,470)
Increase in valuation allowance       180,759        176,967         341,714
Surtax exemptions                     (10,802)        (9,427)         (9,847)
Other                                  10,949         36,425           8,901
                                  ------------   ------------    ------------
Federal income tax expense        $   254,540    $   265,102     $   123,995
                                  ============   ============    ============


Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Significant components of the Company's net deferred tax liability are as follows:
                                                December 31,
                                       1999                    1998
                                  --------------           -------------
Deferred tax liability:
  Deferred policy acquisition      $    734,002             $   527,078
  Due and deferred premiums              26,875                  14,324
  Net unrealized investment gains             -                  50,210
                                  --------------           -------------
Total deferred tax liability            760,877                 591,612

Deferred tax asset:
  Policy reserves and contract
   liabilities                           73,805                  76,548
  Unearned revenue                       29,162                  35,018
  Reinsurance premiums                   18,402                  21,114
  Net unrealized investment
   losses                                36,841                       -
  Net operating loss carry
   forward                            1,337,796               1,157,037
  Alternative minimum tax credit
   carry forward                         44,846                  44,846
                                  --------------           -------------
Total deferred tax asset              1,540,852               1,334,563
Valuation allowance                  (1,382,642)             (1,201,883)
                                  --------------           -------------
Net deferred tax asset                  158,210                 132,680
                                  --------------           -------------
Net deferred tax liability         $    602,667             $   458,932
                                  ==============           =============


The Company has net operating loss carry forwards of approximately $3,934,694, expiring in 2009 through 2019. These net operating loss carry forwards are not available to offset FAIC income. FAIC has alternative minimum tax credit carry forwards of $44,846, which have no expiration date. Federal income taxes paid during 1999, 1998 and 1997 were $26,000, $15,000 and $22,000 respectively.

9. Shareholders' Equity and Statutory Accounting Practices

The insurance subsidiaries are domiciled in Kentucky and Louisiana and prepare their statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky and Louisiana Department of Insurance. Currently, "prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will change, to some extent, prescribed statutory accounting principals that the insurance subsidiaries use to prepare their statutory-basis financial statements. At this time it is anticipated that Codification will replace the NAIC Accounting Practices and Procedures Manual and will be effective January 1, 2001. However, management believes that the impact of Codification will not be material to the insurance subsidiaries' statutory-basis financial statements.


Net income for 1999, 1998 and 1997 and capital and surplus at December 31, 1999, 1998 and 1997 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KDI and LDI are as follows:


                                     GAAP                       SAP
                            -----------------------   ----------------------
                                Net     Capital and       Net    Capital and
                              Income      Surplus       Income     Surplus
1999                        $ 791,210   $ 8,154,804   $ 100,989  $ 6,460,894

1998                          670,447     7,458,286     107,579    6,306,783

1997                          331,555     6,708,844     194,977    6,227,997


FAIC carries its investment in BCLIC at cost after deduction for amortization of goodwill and other intangibles, and adjustments for subsequent operating results. The admitted value of FAIC's investment in BCLIC equals BCLIC's statutory capital and surplus of $413,365 plus goodwill of $222,392 at December 31, 1999.

Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) value of insurance inforce acquired is established as an asset for GAAP; c) benefit reserves are calculated using more current investments, mortality and withdrawals assumptions for GAAP; d) deferred income taxes are provided for GAAP; e) assets and liabilities of acquired companies are adjusted to their fair values at acquisition, with the amount of the purchase price in excess of the fair value recorded as goodwill under GAAP; f) statutory asset valuation reserves and interest maintenance reserves are not required for GAAP; and g) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity for GAAP.

Statutory restrictions limit the amount of dividends which may be paid by FAIC to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FAIC must maintain the minimum statutory capital and surplus, $1,250,000, required for life insurance companies domiciled in Kentucky and BCLIC must maintain minimum capital and surplus of $450,000.

The KDI and LDI imposes minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio
(the "Ratio") of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FAIC and BCLIC have a Ratio that is in excess of the minimum RBC requirements; accordingly, FAIC and BCLIC meet the RBC requirements.

10. Reinsurance

To minimize the risk of claim exposure, FAIC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance. Credit life and accident and health benefits and accidental death benefits are 100% reinsured. All amounts of risk in excess of FAIC's retention on individual life insurance, except for term insurance is ceded to Business Men's
Assurance Company ("BMA").   At December 31, 1999 and 1998, FAIC ceded
$61,333,753 and $66,850,411 of insurance in-force and received reserve credits of $203,776 and $97,417 respectively. Pursuant to the terms of the agreement with BMA, FAIC pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsured policies. FAIC records this unpaid premium as "Reinsurance premiums payable" in the accompanying balance sheet and recognized as "Reinsurance premiums ceded" in the accompanying income statement. At December 31, 1999, and 1998, the unpaid reinsurance premiums net of amortization totaled $61,450 and $65,183, respectively. During 1999, 1998 and 1997, FAIC paid $472,735, $79,375 and $50,994 of reinsurance premiums, respectively.

BCLIC reinsures 50% of the risk to $10,000 and 100% of the risk over $10,000 on any one life. At December 31, 1999 BCLIC ceded $8,612,671 of reinsurance in force and received reserve credits of $13,158. To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains primarily liable for the entire amount at risk.

11. Related Party Transactions

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums delivered by FAIC. The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FAIC had incurred expenses of $821,562, $595,146 and $432,648 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

In December of 1998, the Company contracted with FACC to provide underwriting and accounting services for FAC. and FACC. The agreement dated September 1, 1996 between the Company and FACC was terminated with the execution of the new agreement. Under the terms of the management agreement, the FACC pays fees based on a percentage of delivered premiums of FLAC. The percentages are five and one half percent (5.5%) for first year premiums; four percent (4%) of second year premiums; three percent (3%) of third year premiums; two percent (2%) of fourth year premiums and one percent (1%) for year five and one percent (1%) for years six through ten for ten year policies and one-half percent (.5%) in years six through twenty for twenty year policies.

Under the terms of the agreements, FACC incurred expenses of $60,531, $24,816 and $21,000 during 1999, 1998 and 1997, respectively and MAAC incurred expenses of $35,000, $24,000 and $14,000 during 1999, 1998 and 1997, respectively.
Further, the Company has accounts receivable of $9,160 and $4,529 from FACC and MAAC, respectively, at December 31, 1999 and $13,318 and $6,362 from FACC and MAAC, respectively, at December 31, 1998 (see Note 4). Various officers and directors of the Company hold similar positions with FACC and MAAC.

12.  Fair Values of Financial Instruments

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 1999 and 1998, the fair value of fixed maturities was $8,774,608 and $6,121,129, respectively.

Equity Securities

The fair values of equity securities are based on market prices where available. Equity securities are carried at fair value in the accompanying financial statements. At December 31, 1999 the fair value of equity securities was $407,881 and $20,000, respectively.

Investments in Related Parties

The Company holds investments in related parties of $125,000 at December 31, 1999 and 1998. These investments represent organizer shares purchased in the initial private placement of the respective entities and are restricted under Rule 144 of the Act. Accordingly, there are no quoted market prices for these investments.. These investments are carried at cost in the accompanying consolidated balance sheets.

Short-Term Investments

The carrying value of short-term investments approximates their fair value. At December 31, 1999 the fair value of short-term investments was $200,000. No short-term investments were held at December 31, 1998.

Cash and Cash Equivalents

The carrying values of cash and cash equivalents approximate their fair values. At December 31, 1999 and 1998, the fair value of cash and cash equivalents was $5,540,571 and $6,587,264, respectively.

Policy Loans

The carrying value of policy loans approximates their fair value. At December 31, 1999 the fair value of policy loans was $32,194. No policy loans were held at December 31, 1998.

Other Invested Assets

The carrying value of other invested assets approximates fair value. At December 31, 1999 the fair value of other invested assets was $150,000. No other invested assets were held in 1998.

Notes Receivable and Investments in Unconsolidated Affiliates

The carrying values of notes receivable and investments in unconsolidated affiliates approximate their fair values. At December 31, 1999 and 1998, the fair values of notes receivable was $103,164 and $221,636 respectively. Investments in unconsolidated affiliates did not have any carrying value at December 31, 1999 and 1998.

Investment Contracts

The carrying value of investment-type fixed annuity contracts approximates their fair value. At December 31, 1999 and 1998, the fair value of investment-type fixed annuity contracts were $3,004,186 and $1,763,029, respectively.

13.  Stock Options

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


A summary of the Company's stock option activity and related information for the years ended December 31, 1999 and 1998 follows.

                                     1999                  1998
                             Options      Price    Options      Price
                           -----------  --------  ---------    --------
Outstanding, beginning of
     year                           -   $      -    54,650     $   1.05
Granted                             -          -         -            -
Exercised                           -          -   (40,850)        1.05
Forfeited                           -          -    13,800            -
                           -----------  --------  ---------    --------
Outstanding, end of
     year                           -                    -
                           ===========            =========

Fair value of options
 granted during year      $         -             $218,600
                          ============            =========


14.       Comprehensive income

In 1999, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 requires the detail of comprehensive income for the reporting period be disclosed in the financial statements. Comprehensive income consists of net income or loss for the current period adjusted for income, expenses gains and losses that are reported as a separate component of shareholders' equity rather than in the statement of operations. The financial statements have been prepared in accordance with SFAS 130.


The components of comprehensive income along with the related tax effects are presented for 1999, 1998 and 1997 as follows:

                                      1999           1998            1997
                                  ------------   ------------    ------------
Unrealized gain on
 available-for-sale securities:
  Unrealized holding gains/
   (losses) during the period     $  (244,669)   $   132,706     $   158,199
  Tax benefit/(expense)                83,186        (45,120)        (53,788)
                                  ------------   ------------    ------------
                                     (161,483)        87,586         104,411
Less:
 Adjustment for gains realized
  in net income                           205          6,829               -
 Tax benefit/(expense)                    (70)        (2,322)              -
                                  ------------   ------------    ------------
                                          135          4,507               -
Plus:
 Adjustment for losses realized
  in net income                             -              -          12,935
 Tax benefit/(expense)                      -              -           4,398
                                  ------------   ------------    ------------
                                            -              -           8,537
                                  ------------   ------------    ------------
Other comprehensive income        $  (161,618)   $    83,079     $   112,948
                                  ============   ============    ============

Net income/(loss)                 $   140,478    $   134,397     $  (680,769)
 Other comprehensive income
 /(loss) net of tax effect:
   Unrealized investment gains
   (losses)                          (161,618)        83,079         112,948
                                  ------------   ------------    ------------
Comprehensive income/(loss)       $   (21,140)   $   217,476     $  (567,821)
                                  ============   ============    ============

Net income/(loss) per common
 share - basic and diluted        $      0.02    $      0.02     $     (0.12)
                                  ============   ============    ============


15.  Segment Information

Prior to 1998 segment data was required to be presented on an "industry approach" in accordance with SFAS No. 14. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", became effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131 which is consistent with prior year presentation. The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of December 31, 1999, 1998 and 1997 and for the years then ended is as follows:

                                      1999           1998            1997
                                  ------------   ------------    ------------
Revenues:
 Life and annuity insurance
  operations                      $  4,103,369   $  2,814,106    $  1,652,201
 Venture capital operations             30,923          4,101        (152,919)
 Corporate operations                  199,834        167,002         155,769
                                  ------------   ------------    ------------
 Total                            $  4,334,126   $  2,985,209    $  1,655,051
                                  ============   ============    ============

Income (loss) before income
 taxes:
 Life and annuity insurance
  operations                      $  1,045,750   $    935,549    $    455,550
 Venture capital operations             30,923          4,085        (154,015)
 Corporate operations                 (681,655)      (540,135)       (858,309)
                                  ------------   ------------    ------------
Total                             $    395,018   $    399,499    $   (556,774)
                                  ============   ============    ============

Assets:
 Life and annuity insurance
  operations                      $ 16,359,833   $ 11,850,273    $  9,259,930
 Venture capital operations            208,766         50,343          46,258
 Corporate operations                2,125,589      3,332,409       3,992,176
                                  ------------   ------------    ------------
Total                             $ 18,694,188   $ 15,233,025    $ 13,298,364
                                  ============   ============    ============

Depreciation and amortization
 expense:
 Life and annuity insurance
  operations                      $    760,468   $    426,476    $    339,562
 Venture capital operations                  -              -               -
 Corporate operations                   15,708         16,436          16,292
                                  ------------   ------------    ------------
Total                             $    776,176   $    442,912    $    355,854
                                  ============   ============    ============

16.  Claims and Contingencies

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

17. Commitments

On June 16, 1999, First Kentucky Capital Corporation executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents five percent of the total investment, was paid upon the execution of the subscription agreement. On November 29, 1999 a payment of $127,500 was made and the remaining amount of the commitment is due in equal installments on the second and fourth anniversaries of the initial capital contribution.


           FIRST ALLIANCE CORPORATION AND SUBSIDIARY

               SCHEDULE I - SUMMARY OF INVESTMENTS
            OTHER THAN INVESTMENTS IN RELATED PARTIES

                        DECEMBER 31, 1999

                                                              Amount at
                                                            Which Shown in
                                                             the Balance
Type of Investment                Cost(1)       Value(2)      Sheet (3)
                               -------------  -----------   --------------
Fixed Maturities:
 Bonds:
  United States Government
   and government agencies
   and authorities             $  5,290,951   $ 5,221,437   $  5,221,437
  States, municipalities and
   political subdivisions           779,662       764,682        764,682
  All other corporate bonds       2,826,484     2,788,489      2,788,489
                               -------------  -----------   --------------
Total fixed maturities            8,897,097     8,774,608      8,774,608

 Equity securities                  382,588       407,881        407,881
 Policy loans                        32,194        32,194         32,194
 Notes receivable                   103,164       103,164        103,164
 Short-term investments             200,000       200,000        200,000
 Other Invested Assets              150,000       150,000        150,000
                               -------------  -----------   --------------
                                    867,946       893,239        893,239
                               -------------  -----------   --------------
Total investments              $  9,765,043   $ 9,667,847   $  9,667,847
                               =============  ===========   ==============

<F1>
(1) Original cost of fixed maturities adjusted for amortization of premiums and discounts.

<F2>
(2) Represents fair market value of fixed maturities at the balance sheet date determined on the basis of year end market prices.

<F3>
(3) Excludes investments in related parties of $125,000.



                    FIRST ALLIANCE CORPORATION

   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     CONDENSED BALANCE SHEET

                                                      December 31,
                                               1999                 1998
                                          --------------       --------------
Assets
Available-for-sale fixed maturities,
 at fair value (amortized cost, $884,232
 and $505,365 in 1999 and 1998,
 respectively)                             $     877,414        $     505,848

Equity securities (cost of $156,925 and
 $20,000 in 1999 and 1998, respectively)         157,522               20,000
Investment in subsidiaries*                    8,363,570            7,508,630
Cash and cash equivalents                      1,231,732            2,355,214
Notes receivable                                  93,925              218,688
Investments in related parties                   125,000              125,000
Receivables from related parties                  14,203               20,496
Accrued investment income                         18,684               13,262
Prepaid expenses                                  48,473               23,427
Office furniture and equipment, less
 accumulated depreciation of $81,390
 and $69,808 in 1999 and 1998,
 respectively                                     31,699               43,684
Receivable from subsidiary*                      115,119               70,829
Deferred federal income taxes                      2,115                    -
Other assets                                      12,611                8,358
                                          --------------       --------------
Total assets                               $  11,092,067        $  10,913,436
                                          ==============       ==============

Liabilities and Shareholders' Equity

Accounts payable and accrued expenses      $      14,721        $      64,270
Salaries, wages, and benefits payable            128,741               20,708
Payable to subsidiary*                             5,172                1,569
Deferred federal income taxes                          -                  164
Other taxes payable                                7,000                    -
                                          --------------       --------------
Total liabilities                                155,634               86,711


Shareholders' equity:

Common stock, no par value, 8,000,000
 shares authorized; 5,643,185 and
 5,620,690 shares issued and outstanding
 at December 31, 1999 and 1998,
 respectively; $.10 stated value                 564,318              562,069
Additional paid-in capital                    12,466,943           12,180,352
Retained earnings-deficit                     (2,030,679)          (2,013,165)
Accumulated other comprehensive income           (64,149)              97,469
                                          --------------       --------------
Total shareholders' equity                    10,936,433           10,826,725
                                          --------------       --------------
Total liabilities and shareholders'
 equity                                    $  11,092,067        $  10,913,436
                                          ==============       ==============

<F1>
* Eliminated in consolidation



                    FIRST ALLIANCE CORPORATION

   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

   CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                             Years ended December 31,
                                      1999           1998            1997
                                  ------------   ------------    ------------
Revenues
 Service fee revenue from
  subsidiary*                      $   821,562    $   595,962     $   432,648
 Net investment income                 132,218        118,644         171,204
 Realized investment gains
  (losses)                                  14           (459)        (50,435)
 Equity in earnings of
  subsidiaries*                        822,133        674,533         177,540
 Other income                           97,602         48,000          35,000
                                  ------------   ------------    ------------
Total revenue                        1,873,529      1,436,680         765,957

Benefits and expenses
 Salaries, wages and employee
  benefits                           1,102,195        801,332         680,193
 Compensation cost related to
  stock options                              -              -         159,743
 Professional fees                     107,708         86,930         235,749
 Insurance administration
  expenses                              96,063         85,734          69,466
 Rent expense                           14,734         77,633          75,226
 Depreciation expense                   15,708         16,436          16,292
 Other operating costs and
  expenses                             396,643        234,218         210,057
                                  ------------   ------------    ------------
Total benefits and expenses          1,733,051      1,302,283       1,446,726
                                  ------------   ------------    ------------
Net income/(loss)                      140,478        134,397        (680,769)

Other comprehensive income (loss),
 net of income tax:
 Unrealized investment gain (loss)    (161,618)         4,085          21,993
                                  ------------   ------------    ------------
Comprehensive income (loss)        $   (21,140)   $   138,482     $  (658,776)
                                  ============   ============    ============

<F1>
* Eliminated in consolidation


                    FIRST ALLIANCE CORPORATION

   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED STATEMENTS OF CASH FLOWS



                                             Years ended December 31,
                                      1999           1998            1997
                                  ------------   ------------    ------------
Net cash used in operating
 activities                        $  (663,978)   $  (585,317)    $  (634,713)

Investing activities:
 Purchase of available-for-sale
  fixed maturities                    (910,480)             -               -
 Sale of available-for-sale
  fixed maturities                     526,014      1,249,863       1,539,680
 Maturity of available-for-sale
  fixed maturities                           -        700,000               -
 Purchase of preferred stock                 -              -        (800,000)
 Sale of preferred stock                     -        799,700               -
 Purchase of common stock             (136,925)             -         (20,000)
 Investment in subsidiaries           (190,000)             -         (92,000)
 Decrease (Increase) in notes
   receivable                          124,763         68,848               -
 Purchase of furniture and
  equipment                             (3,723)       (28,094)         (3,939)
                                  ------------   ------------    ------------
Net cash provided by (used in)
 investing activities                 (590,351)     2,790,317         623,741


Financing activities:
 Proceeds from stock options                 -         42,893               -
 Proceeds from sale of stock           376,187              -               -
 Cost of stock offering                (54,558)             -               -
 Purchase of company stock            (190,782)             -               -
                                  ------------   ------------    ------------
Net cash provided by financing
 activities                            130,847         42,893               -
                                  ------------   ------------    ------------

Increase (decrease) in cash and
 cash equivalents                   (1,123,482)     2,247,893         (10,972)

Cash and cash equivalents,
 beginning of year                   2,355,214        107,321         118,293
                                  ------------   ------------    ------------
Cash and cash equivalents,
 end of year                      $  1,231,732   $  2,355,214    $    107,321
                                  ============   ============    ============


                     FIRST ALLIANCE CORPORATION

        SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


                        Future policy
                          benefits              Other
            Deferred       losses               policy                Net
            policy       claims and             claims &              invest
            acquisition     loss      Unearned  benefits   Premium    & other
Segment     costs        expenses(a)  premiums  payable(b) revenue    income
            ----------- ------------- --------- ---------- ---------- --------
December
 31, 1999
 Life
 insurance
 and annuity
 operations $ 2,743,111 $  6,319,849  $ 86,878  $ 230,602  $3,329,812 $526,168

 Venture
 capital
 operations           -            -         -          -           -        -

 Corporate
 operations           -            -         -          -           -  132,218
            ----------- ------------- --------- ---------- ---------- --------
 Total      $ 2,743,111 $  6,319,849  $ 86,878  $ 230,602  $3,329,812 $658,386
            =========== ============= ========= ========== ========== ========
December
 31, 1998
 Life
 insurance
 and annuity
 operations $ 1,848,419 $  3,256,795  $102,993  $ 177,528  $2,294,441 $476,968

 Venture
 capital
 operations           -            -         -          -           -        -

 Corporate
 operations           -            -         -          -           -  118,644
            ----------- ------------- --------- ---------- ---------- --------
Total       $ 1,848,419 $   3,256,795 $102,993  $ 177,528  $2,294,441 $595,612
            =========== ============= ========= ========== ========== ========


December
 31, 1997
 Life
 insurance
 and annuity
 operations $ 1,074,485  $  1,874,359 $136,299  $ 117,137  $1,221,400 $430,811

 Venture
 capital
 operations           -             -         -         -           -  (97,184)

 Corporate
  operations          -             -         -         -           -  210,959
            ----------- ------------- --------- ---------- ---------- --------
Total       $ 1,074,485 $   1,874,359  $136,299 $ 117,137  $1,221,400 $544,586
            =========== ============= ========= ========== ========== ========


                    FIRST ALLIANCE CORPORATION

  SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (continued)


                              Benefits        Amortization
                               claims,         of deferred
                             losses and          policy           Other
                             settlement        acquisition      operating
Segment                      expenses(c)          costs          expenses
December 31, 1999

Life insurance and annuity
  operations                 $  371,650       $  760,468        $   363,556

Venture capital operations            -                -                  -

Corporate operations                  -                -          1,703,051
                             ----------       ----------        -----------
Total                        $  371,650       $  760,468        $ 2,066,607
                             ==========       ==========        ===========

December 31, 1998

Life insurance and annuity
  operations                 $  138,545       $  426,476        $   580,579

Venture capital operations            -                -                  -

Corporate operations                  -                -          1,302,283
                             ----------       ----------        -----------
Total                        $  138,545       $  426,476        $ 1,882,862
                             ==========       ==========        ===========

December 31, 1997

Life insurance and annuity
  operations                 $  465,378       $  339,562        $   390,259

Venture capital operations            -                -              2,548

Corporate operations                  -                -          1,014,078
                             ----------       ----------        -----------
Total                        $  465,378       $  339,562        $ 1,406,885
                             ==========       ==========        ===========

<F1>
(a) Includes annuity contract liabilities.
<F2>
(b) Includes policyholder premium and dividend deposits.
<F3>
(c) Includes interest credited on annuity contract liabilities and policyholder premium deposits.



                    FIRST ALLIANCE CORPORATION

                    SCHEDULE IV - REINSURANCE


                                                                   Percentage
                                                                    of Amount
                               Ceded to    Assumed                   Assumed
                      Gross     Other     from Other                  to Net
                      Amount   Companies  Companies   Net Amount     Amounts
Life insurance
 in force
 (in thousands):
December 31, 1999   $  195,895 $  69,947   $       -  $  125,948           -
December 31, 1998      119,576    36,310           -      83,266           -
December 31, 1997       98,685    47,248           -      51,437           -

Premiums:
December 31, 1999   $3,803,251 $ 473,439   $       -  $3,329,812           -
December 31, 1998    2,383,680    89,240           -   2,294,440           -
December 31, 1997    1,279,679    58,279           -   1,221,400           -
