Form 10QSB
period 2000-03-31
FIRST ALLIANCE CORP /KY/
filed 2000-05-12
CIK 910603

               Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM 10-QSB
                           (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2000

                               or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period From     to        .

               Commission file number : 33-67312

                   FIRST ALLIANCE CORPORATION

      (exact name of registrant as specified in its charter)


   Kentucky                                          61-1242009
State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                         number)


2285 Executive Drive, Suite 308
Lexington, Kentucky                                      40505
(Address of principal executive offices)               (Zip Code)



                       (606) 299-7656
       (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]  No [ ]


             Applicable Only to Corporate Insurers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common Stock, No Par Value - 5,676,510  shares as of April 30, 2000

Transitional Small Business Disclosure Format (Check one): Yes___ No   X

                   FIRST ALLIANCE CORPORATION

                       INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets at
          March 31, 2000 and December 31, 1999                             1

     Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2000 and 1999               3

     Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2000 and 1999                       4

     Notes to Condensed Consolidated Financial Statements                  6

     Management's Discussion and Analysis or Plan of Operation             9

Part II.

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                       FIRST ALLIANCE CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,     December 31,
                                                    2000            1999
                                                -------------  -------------
Assets                                            Unaudited

Investments:
 Available-for-sale fixed maturities, at
  fair value (amortized cost, $9,193,696 and
  $8,897,097 in 2000 and 1999, respectively)    $   9,080,678  $   8,774,608
 Equity securities (cost of $4,134,025 and
  $382,588 in 2000 and 1999, respectively)          4,095,375        407,881
 Policy loans                                          46,866         32,194
 Notes receivable (net of $149,698 valuation
  allowance in 2000 and 1999)                          85,113        103,164
 Investments in partnership                           150,000        150,000
 Investment in limited liability company              300,000              -
 Short-term investments                                     -        200,000
                                                -------------  -------------
Total investments                                  13,758,032      9,667,847

Cash and cash equivalents                           1,839,606      5,540,571
Investments in related parties                        125,000        125,000
Reinsurance recoverable                                     -          1,418
Receivables from related parties                       60,097         14,203
Federal income tax recoverable                          6,382          7,985
Accrued investment income                             180,611        135,482
Deferred policy acquisition costs                   3,029,428      2,743,111
Value of insurance acquired                            60,289         61,311
Goodwill                                              158,975        155,256
Premiums due                                           88,450         81,690
Office furniture and equipment, less
 accumulated depreciation of $100,989 and
 $96,427 in 2000 and 1999, respectively                38,231         42,499
Other assets                                          114,060        117,815
                                                -------------  -------------
Total assets                                    $  19,459,161  $  18,694,188
                                                =============  =============

See notes to condensed consolidated financial statements



                         FIRST ALLIANCE CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                  March 31,     December 31,
                                                    2000            1999
                                                -------------  -------------
Liabilities and Shareholders' Equity             (Unaudited)

Policy and contract liabilities:
  Annuity contract liabilities                  $   3,427,678  $   3,004,186
  Life policy reserves (net of reinsurance
   ceded reserves of $231,171 and $203,776
   in 2000 and 1999, respectively)                  3,462,209      3,273,564
  Policy and contract claims                           12,254         42,099
  Policyholder dividend deposits                       42,640         43,188
  Policyholder premium deposits                       193,713        187,414
  Deposits on pending policy applications             333,775        233,158
  Unearned revenue                                     83,280         86,878
  Reinsurance premiums payable                         59,859         61,450
                                                -------------  -------------
Total policy and contract liabilities               7,615,408      6,931,937

Federal income taxes payable:
  Deferred                                            669,376        602,667
Other taxes payable                                     8,664          8,207
Commissions, salaries, wages and benefits
 payable                                              142,733        133,382
Accounts payable and accrued expenses                  53,460         81,562
                                                -------------  -------------
Total liabilities                                   8,489,641      7,757,755


Shareholders' equity:

Common stock, no par value, 8,000,000 shares
  authorized; 5,677,865 and 5,643,185 shares
  issued and outstanding at March 31, 2000
  and December 31, 1999                               567,786        564,318
Additional paid in capital                         12,564,125     12,466,943
Retained Earnings - deficit                        (2,049,091)    (2,030,679)
Accumulated other comprehensive income               (113,300)       (64,149)
                                                -------------  -------------
Total shareholders' equity                         10,969,520     10,936,433
                                                -------------  -------------
Total liabilities and shareholders' equity      $  19,459,161  $  18,694,188
                                                =============  =============

See notes to condensed consolidated financial statements.



                     FIRST ALLIANCE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended

                                                   March 31,      March 31,
                                                     2000           1999
                                                -------------  -------------
                                                 (Unaudited)    (Unaudited)
Revenues
  Premium Income (net of reinsurance of
   $234,873 in 2000 and $53,965 in 1999)        $     916,043  $     793,064
  Net Investment Income                               191,803        152,681
  Net realized investment losses                      (27,095)             -
  Other income                                        152,022         20,028
                                                -------------  -------------
  Total revenue                                     1,232,773        965,773


Benefits and expenses
  Increase in policy reserves                         188,645        254,597
  Death claims (net of reinsurance of $1,815
   in 2000 and $162,0000 in 1999)                      12,586         68,750
  Policyholder surrender values                        53,797         11,251
  Interest credited on annuities and premium
   deposit funds                                       68,630         40,147
  Payment of dividend accumulations                       959              -
  Commissions                                         464,161        301,260
  Policy acquisition costs deferred                  (407,157)      (382,973)
  Amortization of deferred policy acquisition
   costs                                              120,840        158,225
  Amortization of cost of insurance acquired            1,022              -
  Salaries, wages and employee benefits               289,726        247,212
  Agency expenses                                     181,833         57,242
  Professional fees                                    56,108         43,486
  Other expenses                                      119,546        166,481
                                                -------------  -------------
  Total benefits and expenses                       1,150,696        965,678
                                                -------------  -------------
  Income from operations                               82,077             95
                                                -------------  -------------
  Federal income taxes                                 89,839         49,496
                                                -------------  -------------
  Net income/(loss)                             $      (7,762) $     (49,401)
                                                =============  =============
  Net income/(loss) per common share-basic
   and diluted                                  $        0.00  $       (0.01)
                                                =============  =============

See notes to condensed consolidated financial statements.



                      FIRST ALLIANCE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three months ended

                                                   March 31,      March 31,
                                                     2000           1999
                                                -------------  -------------
                                                 (Unaudited)    (Unaudited)

Operating activities:
Net loss                                        $      (7,762) $     (49,401)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Interest credited on annuities and premium
  deposits                                             65,839         40,147
 Provision for depreciation                             4,562          4,142
 Amortization of premium and accretion of
  discount on fixed maturity investments                5,657          7,002
 Amortization of insurance acquired                     1,022              -
 Realized investment loss                              27,095              1
 Provision for deferred federal income taxes           92,031         50,257
 Increase in policy loans                             (14,672)             -
 Increase (decrease) in accrued investment income     (45,129)        15,060
 Increase in receivables from related parties         (45,894)        (6,485)
 Decrease in reinsurance recoverable                    1,418              -
 Increase in federal income tax recoverable             1,603              -
 Increase in deferred policy acquisition costs,
  net                                                (286,317)      (224,749)
 Decrease in unearned revenue                          (3,598)             -
 Increase in premiums due                              (6,760)       (14,061)
 Decrease (increase) in other assets                    3,755        (31,752)
 Increase in policy reserves                          188,645        254,597
 Increase in deposits on pending policy
  applications                                        100,617         48,777
 Increase (decrease) in claims payable                (29,845)        68,750
 Decrease in reinsurance premiums payable              (1,591)        (1,688)
 Decrease in federal income taxes payable                   -        (32,258)
 Increase (decrease)  in commissions,
  salaries, wages and benefits                          9,351          9,509
 Increase (decrease) in accounts payable,
  accrued expenses and other liabilities              (27,645)        15,197
                                                -------------  -------------
Net cash provided by operating activities              32,382        153,045

Investing activities:
 Purchase of available-for-sale fixed
  maturities                                       (2,188,995)             -
 Sale of available-for-sale fixed maturities        1,851,840              -
 Maturity of available-for-sale fixed
  maturities                                                -        750,000
 Purchase of common stock                          (4,722,572)             -
 Sale of common stock                                 958,938              -
 Purchase price paid for Benefit Capital
  Life Insurance Company in excess of cash
  acquired                                             (3,719)             -
 Purchase of limited liability company interest      (300,000)             -
 Short term investments disposed                      200,000              -
 Decrease in notes receivable                          18,051         60,752
 Net (increase) decrease in furniture
  and equipment                                          (294)         5,963
                                                -------------  -------------
Net cash provided by investing activities          (4,186,751)       816,715

Financing activities:
 Deposits on annuity contracts, net                   357,653        236,860
 Policyholder premium deposits, net                     6,299         17,042
 Policyholder dividend deposits, net                     (548)             -
 Proceeds from sale of common stock                   105,450         99,438
 Cost of stock offering                                (1,050)             -
 Repurchase of common stock                           (14,400)             -
                                                -------------  -------------
Net cash provided by financing activities             453,404        353,340
                                                -------------  -------------
Increase in cash and cash equivalents              (3,700,965)     1,323,100

Cash and cash equivalents beginning of period       5,540,571      6,587,264
                                                -------------  -------------
Cash and cash equivalents at end of period      $   1,839,606  $   7,910,364
                                                =============  =============

See notes to condensed consolidated financial statements.


                           FIRST ALLIANCE CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   (1) Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.

       Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(2)  Subsidiary Operations

       The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), are included in the condensed consolidated financial information. Benefit Capital Life Insurance Company ("BCLIC") is included from the date of acquisition of December 30, 1999.


(3)  Comprehensive income

       The components of comprehensive income along with the related tax effects are presented for the quarters ended March 31, 2000 and 1999 as follows:

                                                     2000           1999
                                                -------------  -------------
Unrealized loss on available-for-sale
 securities:
  Unrealized holding losses during the period   $     (74,473) $     (80,317)
    Tax benefit                                        25,322         27,307
                                                -------------  -------------
 Other comprehensive income                           (49,151)       (53,010)
                                                =============  =============

Net loss                                        $      (7,762) $     (49,401)
 Other comprehensive income/(loss) net of
  tax effect:
   Unrealized investment loss                         (49,151)       (53,010)
                                                -------------  -------------
Comprehensive loss                              $     (56,913) $    (102,411)
                                                =============  =============

Net income/(loss) per common share - basic
     and dilute                                 $        0.00  $       (0.01)
                                                =============  =============


(4)  Investments

       On February 17, 2000 the Company executed an agreement with Ken Belsky to purchase a 10% interest in Ken Belsky & Associates, LLC, for $300,000 cash . The Company also received an option to purchase up to an additional 5% interest for an amount equal to $30,000 for each 1% of the additional interest purchased. The option expires February 17, 2001. Ken Belsky & Associates, LLC is a general insurance agency specializing in the marketing of substandard life insurance policies.

       On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City,
       Missouri, for $72,500.   At March 31, 2000, MAAC had raised total
       capital of $10,558,440 from the sale of shares through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. $3,667,000 of the proceeds of the public offering were used during 1999 to further capitalize MACLIC.


(5)  Segment Information

       The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations.
       Segment information as of March 31, 2000 and December 31, 1999 and for the quarters ended March 31, 2000 and 1999 is as follows:

                                                     2000           1999
                                                -------------  -------------
Revenues:
   Life and annuity insurance operations        $   1,156,675  $     601,739
   Venture capital operations                               -            726
   Corporate operations                                76,098         45,749
                                                -------------  -------------
     Total                                      $   1,232,773  $     648,214
                                                =============  =============

Income (loss) before income taxes:
   Life and annuity insurance operations        $     255,429  $     186,347
   Venture capital operations                               -            710
   Corporate operations                              (173,352)      (138,928)
                                                -------------  -------------
     Total                                      $      82,077  $      48,129
                                                =============  =============

Assets:
   Life and annuity insurance operations        $  16,756,580  $   9,918,761
   Venture capital operations                         208,766         49,968
   Corporate operations                             2,493,815      3,743,122
                                                -------------  -------------
     Total                                      $  19,459,161  $  13,711,851
                                                =============  =============


Depreciation and amortization expense:
   Life and annuity insurance operations        $     122,721  $      80,930
   Venture capital operations                               -              -
   Corporate operations                                 3,703          3,513
                                                -------------  -------------
     Total                                      $     126,424  $      84,443
                                                =============  =============


(6)  Earnings Per Share

     Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares was 5,659,064 in 2000 and 5,667,690 in 1999.

(7)  Private Placement Offering

     In February 1999 the Company commenced an offering of 200,000 shares of class A common stock no par value for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock are being offered directly to potential subscribers on a direct participation basis by agents of the Company. At March 31, 2000, the Company had sold 192,655 shares raising total proceeds of $481,637 and incurring offering cost, including commissions, of $55,608.

(8)  Commitments

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

     On April 7, 2000 the Company executed an agreement with Jackie Sharpe to purchase a 1% interest in Ken Belsky & Associates, LLC, for $30,000 cash.

     On April 10, 2000 the Company executed an agreement with Frances Fischer to purchase a 1% interest in Ken Belsky & Associates, LLC, for $30,000 cash.

     On May 2, 2000 the Comp any entered into an agreement with Ken Belsky and Associates, LLC to pr ovide a credit facility of $60 0,000 at a 10% rate of interest to Ken Belsky & Associates, LLC ("Borrower"). Advances under the credit facility will be made as follows: (i) $300,000 as of the closing date through March 31, 2001 and (ii) $300,000 as of the satisfaction of the funding conditions through March 31, 2001, funding conditions were met on March 10, 2000. Upon the Company's advance to Borrower of the first $100,000, Borrower will issue a one percent (1%) membership interest in Borrower to the Company and upon the Company's advance to borrow of any amount in excess of $300,000, Borrower will issue an additional one percent (1%) membership interest in Borrower to
     the Company.   Principal and interest under the credit facility shall be
     due and payable as follows: monthly payments of interest only on the outstanding balance of the loans through March 1, 2001 and then principal and interest will be payable in thirty (30) equal monthly installments beginning April 1, 2001.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the following "Management's Discussion and Analysis or Plan of Operation", statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statements. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Results of Operations

Revenues for the three months ended March 31 totaled $1,232,773 in 2000 and $965,773 in 1999. The primary source of revenue for the Company is life insurance premium income. Premium income for the first three months of 2000 increased $122,979 in comparison to 1999 results. This increase is due to life insurance premium renewals and new sales. An annuity rider is also included with most of the life insurance products; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue. Annuity premium receipts for the first quarter of 2000 and 1999 totaled $417,448 and $259,499, respectively, and are recognized as annuity contract liabilities. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year reinsurance premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At March 31, 2000 and 1999 amortization of reinsurance premiums payable totaled $3,090 and $822, respectively.

Net investment income totaled $191,803 for the quarter ended March 31, 2000 and $152,682 for the same period in 1999. Approximately half of the increase in net investment income is attributable to the BCLIC acquisition and the remainder is attributable to an increase in investments in fixed maturities and higher yields on fixed maturities.

For the quarter ended March 31, 2000, expenses totaled $1,150,696 representing an increase of $185,018 over the same period of 1999. Life policy reserve expense decreased from $254,597 for the three months ended March 31,1999 to $188,097 for the three months ended March 31, 2000. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $407,157 for the quarter ended March 31, 2000 and $382,973 for the same period in 1999. Amortization of these costs totaled $120,840 for the quarter ended March 31, 2000 and $158,225 for the same period in 1999. Death claims incurred during the first quarter of 2000 totaled $12,586, net of reinsurance of $1,815 Death claims for the same period in 1999 totaled $68,750, net of reinsurance of $162,000. Expenses directly related to FAIC's agency totaled $181,833 for the first quarter of 2000 and $57,242 for the same period in 1999. These expenses include agent's health insurance, agency meetings, recruiting, and other expenses directly related to the sale of insurance and annuities.

Salaries and benefit expenses totaled $289,726 for the first quarter of 2000 and $247,212 for the same period of 1999. The increase is due to the hiring of additional employees and the adjustment of employee compensation. Income tax expense, which is calculated based on the earnings of FAIC, totaled $89,839 during the first quarter of 2000 and $49,496 for the same period of 1999.

Financial Position

Fixed maturities increased $296,599 based on amortized cost, during the first three months of 2000. Equity securities increased $$3,751,437 on a cost basis an increased $3,687,494 on market value basis, during the same period. Gross unrealized appreciation on available-for-sale fixed maturities and equity securities decreased approximately $74,473 during the three months ended March 31, 2000.. Short term investments decreased $200,000 during the three months ended March 31, 2000. Investment in Ken Belsky & Associates, LLC increased $300,000 during the three months ended March 31, 2000. Cash and cash equivalents decreased $3,700,965 during the three months ended
March 31, 2000

Cash Flow and Liquidity

The insurance operations generally provide adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. The Company's bonds and equity security investments are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose. The Company has commitments to (I) purchase investments of $187,500 in 2000 and $127,500 in 2002 and (ii) fund a credit facility of $600,000 in 2000.

Part II. - Other information

Item 2.    Changes in Securities

       In February 1999 the Company commenced an offering of 200,000 shares of class A common stock no par value for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock are being offered directly to potential subscribers on a direct participation basis by agents of the Company. At March 31, 2000, the Company had sold 192,655 shares raising total proceeds of $481,637 and incurring offering cost, including commissions, of $55,608.


Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibit 27    Financial data schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
--------------------------
(registrant)



/s/ Michael N. Fink                                 Date  May 12, 2000
-----------------------------------------                 --------------
Michael N. Fink, President


/s/ Thomas I. Evans                                 Date  May 12, 2000
-----------------------------------------                 --------------
Thomas I. Evans, Vice President/Secretary