Form 10QSB
period 2000-06-30
FIRST ALLIANCE CORP /KY/
filed 2000-08-15
CIK 910603

               Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM 10-QSB
                           (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2000

                               or

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

Common Stock, No Par Value - 5,541,510  shares as of July 31, 2000

Transitional Small Business Disclosure Format (Check one): Yes___ No   X

                   FIRST ALLIANCE CORPORATION

                      INDEX TO FORM 10-QSB


Part I.  FINANCIAL INFORMATION                                     Page No.


Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets at
          June 30, 2000 and December 31, 1999                           1

     Condensed Consolidated Statements of Operations
          for the three months ended June 30, 2000 and 1999
          for the six months ended June 30, 2000 and 1999               3

     Condensed Consolidated Statements of Cash Flows for the
          three months ended June 30, 2000 and 1999                     4

     Notes to Condensed Consolidated Financial Statements               6

     Management's Discussion and Analysis or Plan of Operation         10

Part II.

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                       FIRST ALLIANCE CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,
                                                    2000            1999
                                                -------------  -------------
Assets                                            Unaudited
Investments:
  Available-for-sale fixed maturities,
   at fair value (amortized cost, $8,678,874
   and $8,897,097 in 2000 and 1999,
   respectively)                                $   8,564,026  $   8,774,608
  Equity securities (cost of $3,957,870
   and $382,588 in 2000 and 1999, respectively)     3,527,864        407,881
  Policy loans                                         60,486         32,194
  Notes receivable (net of $149,698 valuation
   allowance in 2000 and 1999)                        335,601        103,164
  Investments in partnership                          150,000        150,000
  Investment in limited liability company             360,000              -
  Short-term investments                                    -        200,000
                                                -------------  -------------
Total investments                                  12,997,977      9,667,847

Cash and cash equivalents                           2,181,373      5,540,571
Investments in related parties                        183,500        125,000
Reinsurance recoverable                                 3,336          1,418
Receivables from related parties                       17,531         14,203
Federal income tax recoverable                              -          7,985
Accrued investment income                             139,634        135,482
Deferred policy acquisition costs                   3,082,919      2,743,111
Value of insurance acquired                            59,267         61,311
Goodwill                                              158,975        155,256
Premiums due                                           91,498         81,690
Office furniture and equipment, less
 accumulated depreciation of $105,830 and
 $96,427 in 2000 and 1999, respectively                39,919         42,499
Other assets                                          128,782        117,815
                                                -------------  -------------
Total assets                                    $  19,084,711  $  18,694,188
                                                =============  =============


See notes to condensed consolidated financial statements



                         FIRST ALLIANCE CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                   June 30,     December 31,
                                                    2000            1999
                                                -------------  -------------
Liabilities and Shareholders' Equity             (Unaudited)

Policy and contract liabilities:
  Annuity contract liabilities                  $   3,817,413  $   3,004,186
  Life policy reserves (net of reinsurance
   ceded reserves of $276,080 and $203,776
   in 2000 and 1999, respectively)                  3,636,240      3,273,564
  Policy and contract claims                              754         42,099
  Policyholder dividend deposits                       42,596         43,188
  Policyholder premium deposits                       194,718        187,414
  Deposits on pending policy applications             160,783        233,158
  Unearned revenue                                     79,901         86,878
  Reinsurance premiums payable                         58,766         61,450
                                                -------------  -------------
Total policy and contract liabilities               7,991,171      6,931,937


Federal income taxes payable:
  Current                                               9,045              -
  Deferred                                            584,148        602,667
Other taxes payable                                    13,774          8,207
Commissions, salaries, wages and benefits
 payable                                              141,456        133,382
Accounts payable and accrued expenses                  23,970         81,562
                                                -------------  -------------
Total liabilities                                   8,763,564      7,757,755

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
  authorized; 5,541,510 and 5,643,185 shares
  issued and outstanding at June 30, 2000 and
  December 31, 1999                                   554,151        564,318
Additional paid in capital                         12,628,572     12,466,943
Retained Earnings - deficit                        (2,501,972)    (2,030,679)
Accumulated other comprehensive income               (359,604)       (64,149)
                                                -------------  -------------
Total shareholders' equity                         10,321,147     10,936,433
                                                -------------  -------------
Total liabilities and shareholders' equity      $  19,084,711  $  18,694,188
                                                =============  =============

See notes to condensed consolidated financial statements.



                         FIRST ALLIANCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three months ended         Six months ended
                            June 30,       June 30,    June 30,     June 30,
                              2000           1999        2000         1999
                          -----------    ----------- ------------ -----------
                          (Unaudited)    (Unaudited) (Unaudited)  (Unaudited)
Revenues
 Premium Income           $   766,329    $   785,590 $  1,682,372 $ 1,578,654
 Net Investment Income        172,321        166,627      364,124     319,309
 Realized gains (loss)
  on investments                 (857)             -      (27,952)          -
 Other income                 184,376         38,108      336,398      58,135
                          -----------    ----------- ------------ -----------
  Total revenue             1,122,169        990,325    2,354,942   1,956,098

Benefits and expenses
 Increase in policy
  reserves                    174,579        186,043      362,676     440,640
 Death claims                  29,887          6,219       42,473      74,969
 Policyholder surrender
  values                       40,453         10,187       94,250      21,438
 Interest credited on
  annuities and premium
  deposit fund                 79,016         50,278      147,646      90,425
 Payment of dividend
  accumulations                   459              -        1,418           -
 Commissions                  354,029        314,634      818,190     615,894
 Policy acquisition costs
  deferred                   (247,792)      (399,412)    (654,949)   (782,386)
 Amortization of deferred
  policy acquisition costs    194,301        176,360      315,141     334,584
 Amortization of cost of
  insurance acquired            1,022              -        2,044           -
 Salaries, wages and
  employee benefits           257,272        273,811      546,998     521,023
 Agency expenses              118,804         71,873      300,637     152,044
 Professional fees             54,734         48,194      110,842      91,680
 Other expenses               116,875        102,410      236,969     245,964
                          -----------    ----------- ------------ -----------
  Total benefits and
   expenses                 1,173,639        840,597    2,324,335   1,806,275
                          -----------    ----------- ------------ -----------
Income from operations        (51,470)       149,728       30,607     149,823
                          -----------    ----------- ------------ -----------
Federal income taxes           57,082         74,941      146,921     124,437
                          -----------    ----------- ------------ -----------
Net income/(loss)         $  (108,552)   $    74,787 $   (116,314)$    25,386
                          ===========    =========== ============ ===========

Net income/(loss) per
 common share-basic
 and diluted              $     (0.02)   $      0.01 $     (0.02) $      0.00
                          ===========    =========== ============ ===========

See notes to condensed consolidated financial statements.




                      FIRST ALLIANCE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six months ended

                                                    June 30,       June 30,
                                                     2000           1999
                                                -------------  -------------
                                                 (Unaudited)    (Unaudited)
Operating activities:
Net loss                                        $    (116,314) $      25,387
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Interest credited on annuities and premium
   deposits                                           142,052         87,376
  Provision for depreciation                            9,403          7,655
  Amortization of premium and accretion of
   discount on fixed maturity investments              10,833         12,816
  Amortization of insurance acquired                    2,044              -
  Realized investment loss                             27,952              -
  Provision for deferred federal income taxes         133,686        102,959
  Increase in policy loans                            (28,292)          (825)
  Increase (decrease) in accrued investment
   income                                              (4,152)        16,362
  Increase in receivables from related parties         (3,328)       (12,920)
  Decrease in reinsurance recoverable                  (1,918)             -
  Decrease in federal income tax recoverable            7,985              -
  Increase in deferred policy acquisition
   costs, net                                        (339,808)      (447,802)
  Decrease in unearned revenue                         (6,977)             -
  Increase in premiums due                             (9,808)       (10,736)
  Decrease (increase) in other assets                 (10,967)       (30,140)
  Increase in policy reserves                         362,676        440,640
  Decrease (Increase) in deposits on pending
   policy applications                                (72,375)        28,546
  Increase (decrease) in claims payable               (41,345)             -
  Decrease in reinsurance premiums payable             (2,684)        17,310
  Decrease in federal income taxes payable              9,045        (22,519)
  Increase (decrease)  in commissions, salaries,
   wages and benefits                                   8,074         26,170
  Increase (decrease) in accounts payable,
   accrued expenses and other liabilities             (52,023)       (10,756)
                                                -------------  -------------
Net cash provided by operating activities              23,759        229,523

Investing activities:
  Purchase of available-for-sale fixed
   maturities                                      (2,414,770)             -
  Sale of available-for-sale fixed
   maturities                                       2,335,094              -
  Maturity of available-for-sale fixed
   maturities                                         250,000        750,000
  Purchase of common stock                         (4,792,679)             -
  Sale of common stock                              1,226,508              -
  Purchase price paid for Benefit Capital
   Life Insurance Company in excess of cash
   acquired                                            (3,719)             -
  Purchase of limited partnership interest                  -        (22,500)
  Purchase of limited liability company
   interest                                          (360,000)             -
  Short term investments disposed                     200,000              -
  Purchase of investment in unconsolidated
   affiliate                                          (58,500)             -
  Decrease in notes receivable                       (232,437)        91,252
  Net (increase) decrease in furniture and
   equipment                                           (6,823)           863
                                                -------------  -------------
Net cash provided by investing activities          (3,857,326)       819,615


Financing activities:
  Deposits on annuity contracts, net                  671,175        503,930
  Policyholder premium deposits, net                    7,304         19,175
  Policyholder dividend deposits, net                    (592)             -
  Proceeds from sale of common stock                  186,312        155,985
  Cost of stock offering                               (1,050)             -
  Repurchase of common stock                         (388,780)       (24,200)
                                                -------------  -------------
Net cash provided by financing activities             474,369        654,890
                                                -------------  -------------
Increase in cash and cash equivalents              (3,359,198)     1,704,028

Cash and cash equivalents beginning of period       5,540,571      6,587,264
                                                -------------  -------------
Cash and cash equivalents at end of period      $   2,181,373  $   8,291,292
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


(3)  Comprehensive income

        The components of comprehensive income along with the related tax effects are presented for the quarters ended June 30, 2000 and 1999 as follows:

                              Three months ended         Six months ended
                            June 30,      June 30,     June 30,     June 30,
                              2000          1999         2000         1999
                          -----------   -----------  ------------ -----------
Unrealized gain on
 available-for-sale
 securities
  Unrealized holding
   gains/(losses) during
   the period             $  (373,187)  $   (81,443) $   (447,660)$  (161,759)
  Tax benefit/(expense)       126,884        27,691       152,205      54,997
                          -----------   -----------  ------------ -----------
Other comprehensive
 income                   $  (246,303)  $   (53,752) $   (295,455)$  (106,762)
                          ===========   ===========  ============ ===========

Net income/(loss)         $  (108,552)  $    74,787  $   (116,314)$    25,386
 Other comprehensive
  income/(loss) net of
  tax effect:
   Unrealized investment
    gains/(loss)             (246,303)      (53,752)     (295,455)   (106,762)
                          -----------   -----------  ------------ -----------
Comprehensive income/
(loss)                    $  (354,855)  $    21,035  $   (411,769)$   (81,377)
                          ===========   ===========  ============ ===========

Net income/(loss) per
 common share - basic
 and diluted              $     (0.02)  $      0.01  $     (0.02) $      0.00
                          ===========   ===========  ============ ===========



(4)  Investments

        On February 17, 2000 the Company executed an agreement with Ken Belsky to purchase a 10% interest in Ken Belsky & Associates, LLC, for $300,000 c ash. The Company also received an option to purchase up to an additional 5% interest for an a mount equal to $30,000 for each 1% of the additional interest purchased. The option expires
        February 17, 2001.   During April 2000 the Company purchased an
        additional 2% interest in Ken Belsky &Associates for $60,000 cash. Ken Belsky & Associates, LLC is a general insurance agency specializing in the marketing of substandard life insurance policies.

(5)  Investment in Related Party

        On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City,
        Missouri, for $72,500.   At June 30, 2000, MAAC had raised total
        capital of $10,832,840 from the sale of private placement shares and through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company.

        On June 12, 2000, the Company purchased, thru a private placement, 585,000 shares of no par value Class A common stock of Integrity Capital Corporation ("ICC") of Indianapolis, IN for $58,500. At
        June 30, 2000 ICC had raised $260,000 from the sale of private placement shares. After ICC's private placement and public offerings are complete, the Company will own approximately 9.75% of the common stock. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael Fink, Company president is Chairman of the Board of ICC and Thomas Evans, Company Secretary and Treasurer is Secretary and Treasurer of ICC.


(6)  Segment Information

        The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations.
        Segment information as of June 30, 2000 and June 30, 1999 and for the quarters ended June 30, 2000 and 1999 is as follows:


                             Three months ended         Six months ended
                           June 30,      June 30,     June 30,      June 30,
                             2000          1999         2000          1999
                         -----------   -----------  ------------  -----------
                         (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
Revenues:
 Life and annuity
  insurance operations   $ 1,065,138   $   921,878  $  2,221,814  $ 1,838,897
 Venture capital
  operations                       -           452             -          923
 Corporate operations         57,031        67,995       133,128      116,278
                         -----------   -----------  ------------  -----------
   Total                 $ 1,122,169   $   990,325  $  2,354,942  $ 1,956,098
                         ===========   ===========  ============  ===========

Income (loss)before
 income taxes:
 Life and annuity
  insurance operations   $   150,757   $   308,074  $    406,186  $   525,415
 Venture capital
  operations                       -           452             -          923
 Corporate operations       (202,227)     (161,224)     (375,579)    (376,515)
                         -----------   -----------  ------------  -----------
   Total                 $   (51,470)  $   147,302  $     30,607  $   149,823
                         ===========   ===========  ============  ===========

Depreciation and
 amortization expense:
 Life and annuity
  insurance operations   $   196,182   $   176,360  $    318,903  $   334,584
 Venture capital
  operations                       -             -             -            -
 Corporate operations          3,982         3,513         7,685        7,655
                         -----------   -----------  ------------  -----------
   Total                 $   200,164   $   179,873  $    326,588  $   342,239
                         ===========   ===========  ============  ===========





Segment asset information as of June 30, 2000 and December 31, 1999.

Assets:

   Life and annuity insurance operations        $  16,925,939   $  16,359,833
   Venture capital operations                         208,766         208,766
   Corporate operations                             1,950,006       2,125,589
                                                -------------   -------------
     Total                                      $  19,084,711   $  18,694,188
                                                =============   =============

(7)  Earnings Per Share

        Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ending June 30, 2000 and 1999 was 5,652,356 and 5,638,638, respectively and for the six months ending June 30, 2000 and 1999 was 5,661,759 and 5,657,041, respectively.

(8)  Private Placement Offering

        In February 1999 the Company commenced an offering of 200,000 shares of class A common stock no par value for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by agents of the Company. At June 30, 2000, the Company had completed the sale of 200,000 shares that raised total proceeds of $500,000 and incurred offering cost, including commissions, of $55,608.

(9)  Purchase of FAC Stock and Sale of Benefit Capital Life Insurance Company

        On June 27, 2000, the Company purchased 132,000 shares of FAC common stock from Chris Haas ("HAAS"), former Chairman of the Board of the Company, for $2.49 per share for an aggregate purchase price of $328,680 and entered into an agreement with HAAS to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. Under the terms of the agreement, FAC will purchase BCLIC from FAIC for $670,000 cash and FAC will exchange BCLIC for HAAS FAC shares. The agreement is subject to regulatory approval by the Kentucky and Lousiana Departments of Insurance.

(10) Commitments

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

        On May 2, 2000 the Company entered into an agreement with Ken Belsky and Associates, LLC to provide a credit facility of $600,000 at a 10% rate of interest to Ken Belsky & Associates, LLC ("Borrower"). Advances under the credit facility will be made as follows: (I) $300,000 as of the closing date through March 31, 2001 and (ii) $300,000 as of the satisfaction of the funding conditions through March 31, 2001, funding conditions were met on March 10, 2000. Upon the Company's advance to Borrower of the first $100,000, Borrower will issue a one percent (1%) membership interest in Borrower to the Company and upon the Company's advance to borrow of any amount in excess of $300,000, Borrower will issue an additional one percent (1%) membership interest in Borrower to the Company. Principal and interest under the credit facility shall be due and payable as follows: monthly payments of interest only on the outstanding balance of the loans through March 1, 2001 and then principal and interest will be payable in thirty (30) equal monthly installments beginning April 1, 2001. $100,000 was advanced under the credit agreement on May 2, 2000.

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

Results of Operations

Revenues for the six months ended June 30 totaled $2,354,942 in 2000 and $1,956,098 in 1999. The primary source of revenue for the Company is life insurance premium income. Premium income for the first six months of 2000 increased $103,718 in comparison to 1999 results. This increase is due to life insurance premium renewals and new sales. An annuity rider is also included with most of the life insurance products; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue. Annuity premium receipts for the first six months of 2000 and 1999 totaled $795,494 and $542,701, respectively, and are recognized as annuity contract liabilities. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year reinsurance premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At June 30, 2000 and 1999 amortization of reinsurance premiums payable totaled $7,193 and $1,642, respectively.

Net investment income totaled $364,124 for the six months ended June 30, 2000 and $319,309 for the same period in 1999. Approximately half of the increase in net investment income is attributable to the BCLIC acquisition and the remainder is attributable to an increase in investments in fixed maturities and higher yields on fixed maturities.

For the quarter ended June 30, 2000, expenses totaled $2,324,335 representing an increase of $518,060 over the same period of 1999. Life policy reserve expense decreased from $440,640 for the six months ended June 30, 1999 to $362,084 for the six months ended June 30, 2000. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $654,949 for the six months ended June 30, 2000 and $782,386 for the same period in 1999. Amortization of these costs totaled $315,141 for the six months ended June 30, 2000 and $334,584 for the same period in 1999. Death claims incurred during the first six months of 2000 totaled $42,473, net of reinsurance of $3,658. Death claims for the same period in 1999 totaled $74,969, net of reinsurance of $163,552. Expenses directly related to FAIC's agency totaled $300,637 for the first six months of 2000 and $152,044 for the same period in 1999. These expenses include agent's health insurance, agency meetings, recruiting, and other expenses directly related to the sale of insurance and annuities.


Salaries and benefit expenses totaled $546,998 for the first six months of 2000 and $521,023 for the same period of 1999. The increase is due to the hiring of additional employees and the adjustment of employee compensation.

Income tax expense, which is calculated based on the earnings of FAIC, totaled $146,921 during the first six months of 2000 and $124,437 for the same period of 1999.

Financial Position

Fixed maturities decreased $218,223 based on amortized cost, during the first six months of 2000. Equity securities increased $3,575,282 on a cost basis and increased $3,119,983 on market value basis, during the same period.
Gross unrealized appreciation on available-for-sale fixed maturities and equity securities decreased approximately $447,660 during the six months ended June 30, 2000. Short term investments decreased $200,000 during the six months ended June 30, 2000. Investment in Ken Belsky & Associates, LLC increased $360,000 during the six months ended June 30, 2000. Cash and cash equivalents decreased $3,359,198 during the six months ended June 30, 2000.

Cash Flow and Liquidity

The insurance operations generally provide adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. The Company's bonds and equity security investments are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose. The Company has commitments to (i) purchase investments of $187,500 in 2000 and $127,500 in 2002 and (ii) fund a credit facility of $500,000 in 2000.

Part II. - Other information

Item 2.   Changes in Securities

          In February 1999 the Company commenced an offering of 200,000 shares of class A common stock no par value for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by agents of the Company. At June 30, 2000, the Company had completed the sale of 200,000 shares that raised total proceeds of $500,000 and incurred offering cost, including commissions, of $55,608.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27    Financial data schedule


     (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 2000

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
--------------------------
(registrant)



/s/ Michael N. Fink                                 Date  August 14, 2000
-----------------------------------------                 ---------------
Michael N. Fink, President


/s/ Thomas I. Evans                                 Date  August 14, 2000
-----------------------------------------                 ---------------
Thomas I. Evans, Vice President/Secretary