Form 10QSB
period 2000-09-30
FIRST ALLIANCE CORP /KY/
filed 2000-11-13
CIK 910603

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2000

                                       or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the
         Transition Period From                    to                          .
                               --------------------  --------------------------

                        Commission file number : 33-67312
                                                 --------

                           FIRST ALLIANCE CORPORATION
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


                Kentucky                                   61-1242009
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
   or organization)                              number)


2285 Executive Drive, Suite 308
Lexington, Kentucky                                             40505
---------------------------------------------          ------------------------
(Address of principal executive offices)                     (Zip Code)




                                 (859) 299-7656
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



                      Applicable Only to Corporate Insurers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common Stock, No Par Value - 5,541,510  shares as of  October 31, 2000

Transitional Small Business Disclosure Format (Check one): Yes    No   X
                                                              ---     ---

                           FIRST ALLIANCE CORPORATION

                              INDEX TO FORM 10-QSB
                              --------------------


Part I.      FINANCIAL INFORMATION                                                       Page No.
----------------------------------                                                      ---------

Item 1.  Financial Statements:


         Condensed Consolidated Balance Sheets at
                  September 30, 2000 and December 31, 1999                                   1

         Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2000 and 1999
                  for the nine months ended September 30, 2000 and 1999                      3

         Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2000 and 1999                              4

         Notes to Condensed Consolidated Financial Statements                                6

         Management's Discussion and Analysis or Plan of Operation                          11

Part II.
--------

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures
----------

                           FIRST ALLIANCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,   December 31,
                                                                        2000            1999
                                                                     -----------     -----------
ASSETS                                                               Unaudited

Investments:
   Available-for-sale fixed maturities, at fair value
       (amortized cost, $8,735,307 and $8,897,097
       in 2000 and 1999, respectively)                               $ 8,751,258     $ 8,774,608
   Equity securities (cost of $3,903,534 and $382,588
          in 2000 and 1999, respectively)                              3,138,358         407,881
   Policy loans                                                           76,290          32,194
   Notes receivable (net of $149,698 valuation
       allowance in 2000 and 1999)                                       412,693         103,164
   Investments in partnership                                            150,000         150,000
   Investment in limited liability company                               360,000             -
   Short-term investments                                                    -           200,000
                                                                     -----------     -----------
Total investments                                                     12,888,599       9,667,847

Cash and cash equivalents                                              2,487,022       5,540,571
Investments in related parties                                           237,500         125,000
Reinsurance recoverable                                                    1,512           1,418
Receivables from related parties                                          41,207          14,203
Federal income tax recoverable                                               -             7,985
Accrued investment income                                                176,776         135,482
Deferred policy acquisition costs                                      3,195,429       2,743,111
Value of insurance acquired                                               58,245          61,311
Goodwill                                                                 158,975         155,256
Premiums due                                                              84,755          81,690
Office furniture and equipment, less accumulated depreciation of
$110,122 and $96,427 in 2000 and 1999, respectively                       39,897          42,499
Other assets                                                             119,028         117,815
                                                                     -----------     -----------
Total assets                                                         $19,488,945     $18,694,188
                                                                     ===========     ===========

See notes to condensed consolidated financial statements

                           FIRST ALLIANCE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                               September 30,     December 31,
                                                                   2000              1999
                                                               ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                           (Unaudited)
Policy and contract liabilities:
   Annuity contract liabilities                                $  4,168,828      $  3,004,186
   Life policy reserves (net of reinsurance ceded
       reserves of $312,951 and $203,776 in 2000 and
       1999, respectively)                                        3,808,045         3,273,564
    Policy and contract claims                                          754            42,099
    Policyholder dividend deposits                                   42,550            43,188
    Policyholder premium deposits                                   193,336           187,414
    Deposits on pending policy applications                         241,845           233,158
    Unearned revenue                                                 77,962            86,878
    Reinsurance premiums payable                                     64,707            61,450
                                                               ------------      ------------
Total policy and contract liabilities                             8,598,027         6,931,937

Federal income taxes payable:
   Current                                                            8,310               -
   Deferred                                                         516,571           602,667
Other taxes payable                                                  30,286             8,207
Commissions, salaries, wages and benefits payable                   154,891           133,382
Accounts payable and accrued expenses                                20,185            81,562
                                                               ------------      ------------
Total liabilities                                                 9,328,270         7,757,755

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
   authorized; 5,541,510 and 5,643,185 shares issued and
   outstanding at September 30, 2000 and December 31, 1999          554,151           564,318
Additional paid in capital                                       12,628,572        12,466,943
Retained earnings - deficit                                      (2,514,360)       (2,030,679)
Accumulated other comprehensive income                             (507,688)          (64,149)
                                                               ------------      ------------
Total shareholders' equity                                       10,160,675        10,936,433
                                                               ------------      ------------
Total liabilities and shareholders' equity                     $ 19,488,945      $ 18,694,188
                                                               ============      ============

See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                    Three months ended              Nine months ended
                                             September 30,    September 30,    September 30,    September 30,
                                                 2000             1999            2000             1999
                                             -----------      -----------      -----------      -----------
                                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

REVENUES
   Premium income                            $   854,758      $   754,158      $ 2,537,130      $ 2,332,812
   Net investment income                         165,664          158,851          529,788          478,160
   Realized gains (loss) on investments         (100,832)               -         (128,784)           2,070
   Ceding commission                              95,706            2,646          346,767            5,621
   Service fee revenue                            52,623           14,413          130,702           43,837
   Other income                                    2,285           17,936            9,543           41,602
                                             -----------      -----------      -----------      -----------
      Total revenue                            1,070,204          948,004        3,425,146        2,904,102

BENEFITS AND EXPENSES
   Increase in policy reserves                   171,805          181,501          534,481          622,141
   Death claims                                   23,641           13,382           66,114           88,351
   Policyholder surrender values                  40,800            9,132          135,050           30,570
   Interest credited on annuities and
        premium deposit fund                      89,747           52,221          237,393          142,646
   Payment of dividend accumulations                 463                -            1,881                -
   Commissions                                   334,461          312,978        1,152,651          928,872
   Policy acquisition costs deferred            (260,996)        (399,583)        (915,945)      (1,181,969)
   Amortization of deferred policy
       acquisition cost                          148,486          202,396          463,627          536,980
    Amortization of cost of insurance              1,022                -            3,066                -
   Salaries, wages and employee benefits         230,845          256,344          777,843          777,367
   Agency expenses                               108,068          113,340          408,705          265,384
   Professional fees                              48,103           19,796          158,945          111,476
   Other expenses                                122,172          146,622          359,141          392,586
                                             -----------      -----------      -----------      -----------

      Total benefits and expenses              1,058,617          908,129        3,382,952        2,714,404
                                             -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS                            11,587           39,875           42,194          189,698
                                             -----------      -----------      -----------      -----------

Federal income taxes                              23,974           39,865          170,895          164,302
                                             -----------      -----------      -----------      -----------

Net income (loss)                            $   (12,387)     $        10      $  (128,701)     $    25,396
                                             ===========      ===========      ===========      ===========

Net income (loss) per common share-
basic and diluted                            $      0.00      $      0.00      $     (0.02)     $      0.00
                                             ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Nine months ended
                                                                   September 30,       September 30,
                                                                        2000               1999
                                                                     -----------      -----------
                                                                    (Unaudited)        (Unaudited)

OPERATING ACTIVITIES:
Net loss                                                             $  (128,701)     $    25,396
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Interest credited on annuities and premium deposits                   228,931          139,365
   Provision for depreciation                                             13,695           11,582
   Amortization of premium and accretion of discount on
         fixed maturity investments                                       15,676           18,854
   Amortization of insurance acquired                                      3,066                -
   Realized investment loss                                              128,785                -
   Provision for deferred federal income taxes                           142,395          152,194
   Increase in policy loans                                              (44,096)          (3,571)
   Increase in reinsurance recoverable                                       (94)         (19,631)
   Increase in receivables from related parties                          (27,004)         (13,014)
   Decrease in federal income tax recoverable                              7,985                -
   Increase (decrease) in accrued investment income                      (41,294)           1,559
   Increase in deferred policy acquisition costs, net                   (452,318)        (644,989)
   Increase in premiums due                                               (3,065)         (18,142)
   Increase in other assets                                               (1,213)         (37,911)
   Increase in policy reserves                                           534,481          622,141
   Decrease in claims payable                                            (41,345)               -
   Increase in deposits on pending policy applications                     8,687           16,995
   Decrease in unearned revenue                                           (8,916)               -
   Increase in reinsurance premiums payable                                3,257           31,856
   Increase (decrease) in federal income taxes payable                     8,310          (32,258)
   Increase in commissions, salaries, wages and benefits payable          21,509           42,545
   Increase (decrease) in accounts payable, accrued
        expenses and other liabilities                                   (39,298)           5,012
                                                                     -----------      -----------
Net cash provided by operating activities                                329,433          297,983

INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities                  (2,639,847)        (398,256)
     Sale of available-for-sale fixed maturities                       2,398,896                -
     Maturity of available-for-sale fixed maturities                     350,000        1,000,000
     Purchase of common stock                                         (5,136,341)        (107,537)
     Sale of common stock                                              1,503,674                -
     Purchase price paid for Benefit Capital Life Insurance
        Company in excess of cash acquired                                (3,719)               -
     Purchase of limited partnership interest                                  -          (22,500)
     Purchase of limited liability company interest                     (360,000)               -
     Short term investments disposed                                     200,000                -
     Purchase of investment in unconsolidated affiliate                 (112,500)               -
     Increase (decrease) in notes receivable                            (309,529)          96,173
     Net increase in furniture and equipment                             (11,093)          (3,723)
                                                                     -----------      -----------
Net cash provided (used in) investing activities                      (4,120,459)         564,157

                    FIRST ALLIANCE CORPORATION

                                                            Nine months ended
                                                      September 30,    September 30,
                                                          2000              1999
                                                      -------------    -------------
                                                       (Unaudited)      (Unaudited)

FINANCING ACTIVITIES:
   Deposits on annuity contracts, net                    935,711          730,344
   Policyholder premium deposits, net                      5,922           11,693
   Policyholder dividend deposits, net                      (638)               -
   Proceeds from sale of common stock                    186,312          185,530
   Cost of stock offering                                 (1,050)               -
   Repurchase of common stock                           (388,780)        (140,900)
                                                     -----------      -----------
Net cash provided by financing activities                737,477          786,667
                                                     -----------      -----------

Increase (decrease) in cash and cash equivalents      (3,053,549)       1,648,807

Cash and cash equivalents at beginning of period       5,540,571        6,587,264
                                                     -----------      -----------

Cash and cash equivalents at end of period           $ 2,487,022      $ 8,236,071
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

(3)   COMPREHENSIVE INCOME

      The components of comprehensive income along with the related tax effects are presented for the quarters ended September 30, 2000 and 1999 as follows:


                                                        Three months ended           Nine months ended
                                                   September 30,  September 30,  September 30,  September 30,
                                                        2000          1999           2000           1999
                                                     ------------------------------------------------------

Unrealized gain on available-for-sale securities
  Unrealized holding gains/(losses) during
  the period                                         $(224,370)     $ (17,104)     $(672,030)     $(178,863)
      Tax benefit/(expense)                             76,286          5,817        228,491         60,814
                                                     ------------------------------------------------------
Other comprehensive income                           $(148,084)     $ (11,287)     $(443,539)     $(118,049)
                                                     ======================================================


Net income/(loss)                                    $ (12,387)     $      10      $(128,701)     $  25,396
  Other comprehensive income/(loss) net of
  tax effect:
           Unrealized investment gains/(loss)         (148,084)       (11,287)      (443,539)      (118,049)
                                                     ------------------------------------------------------
Comprehensive income/(loss)                          $(160,471)     $ (11,277)     $(572,240)     $ (92,653)
                                                     ======================================================
Net income/(loss) per common share - basic
  and diluted                                        $   (0.00)     $    0.00      $   (0.02)     $    0.00
                                                     ======================================================

                           FIRST ALLIANCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



(4)   INVESTMENTS

      During the first nine months of 2000 the Company entered into collateralized loan agreements with eight of its agents. The total amount loaned was $271,989. Collateral for these loans is common stock of the Company and/or future renewal commissions and renewal management overwrite commissions. Also the Company advanced Ken Belsky and Associates $100,000 under an outstanding credit agreement during the first nine months of 2000.

      On February 17, 2000 the Company executed an agreement with Ken Belsky to purchase a 10% interest in Ken Belsky & Associates, LLC, for $300,000 cash. The Company also received an option to purchase up to an additional 5% interest for an amount equal to $30,000 for each 1% of the additional interest purchased. The option expires February 17, 2001. During April 2000 the Company purchased an additional 2% interest in Ken Belsky &Associates for $60,000 cash. Ken Belsky & Associates, LLC is a general insurance agency specializing in the marketing of substandard life insurance policies.

(5)   INVESTMENT IN RELATED PARTY

      On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City, Missouri, for $72,500. At September 30, 2000, MAAC had raised total capital of $10,832,840 from the sale of private placement shares and through a $16,000,000 Missouri intrastate public stock offering. On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities laws, pursuant to registration or exemption therefrom. Thomas Evans, Company Secretary and Treasurer is Assistant Secretary and Treasurer of MAAC.

      The Company entered into a service agreement with MACLIC effective April 14, 2000. Pursuant to the terms of the agreements, the Company provides data processing, accounting, reporting services, policy underwriting and issue services, policy owner services and claims processing in return for fees based on the number of policies in force

      On June 12, 2000, the Company purchased, thru a private placement, 585,000 shares of no par value Class A common stock of Integrity Capital Corporation ("ICC") of Indianapolis, IN for $58,500. At September 30, 2000 ICC had raised $601,000 from the sale of private placement shares. After ICC's private placement and public offerings are complete, the Company will own approximately 9.75% of the common stock. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael Fink, Company President is Chairman of the Board of ICC and Thomas Evans, Company Secretary and Treasurer is Secretary and Treasurer of ICC.

      On July 6, 2000, the Company purchased, thru a private placement, 540,000 shares of no par value Class A common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, WV for $54,000. At September 30, 2000 ICC had raised $362,000 from the sale of private placement shares. After NCC's private placement and public offerings are complete, the Company will own approximately 9.75% of the common stock. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities

                           FIRST ALLIANCE CORPORATION
      laws, pursuant to registration or exemption therefrom. Michael Fink, Company President is Co-Chairman of the Board of MCC.

(6)   SEGMENT INFORMATION

      The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of September 30, 2000 and September 30, 1999 and for the quarters ended September 30, 2000 and 1999 is as follows:

                                                Three months ended               Nine months ended
                                           September 30,    September 30,    September 30,   September 30,
                                               2000             1999            2000             1999
                                           -----------      -----------      -----------      -----------
                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues:
    Life and annuity insurance
     operations                            $ 1,019,855     $    921,878     $  3,241,669     $  1,838,897
    Venture capital operations                       -              452                -              923
    Corporate operations                        50,349           67,995          183,477          116,278
                                           -----------      -----------      -----------      -----------
      Total                                $ 1,070,204      $   990,325      $ 3,425,146      $ 1,956,098
                                           ===========      ===========      ===========      ===========

Income (loss)before income taxes:
    Life and annuity insurance
     operations                            $    (3,150)     $   308,074      $   403,036      $   525,415
    Venture capital operations                       -              452                -              923
    Corporate operations                      (156,158)        (161,224)        (531,737)        (376,515)
                                           -----------      -----------      -----------      -----------
      Total                                $  (159,308)     $   147,302      $  (128,701)     $   149,823
                                           ===========      ===========      ===========      ===========


Depreciation and amortization expense:
    Life and annuity insurance
       operations                          $   150,367     $    176,360     $    469,270      $   334,584
    Venture capital operations                       -                -                -                -
    Corporate operations                         3,433            3,513           11,117            7,655
                                           -----------      -----------      -----------      -----------
      Total                                $   153,800      $   179,873      $   480,387      $   342,239
                                           ===========      ===========      ===========      ===========


Segment asset information as of September
30, 2000 and December 31, 1999.

                                                                 September 30,2000         December 31, 1999
                                                               -------------------       ---------------------
                                                                    Unaudited
Assets:
        Life and annuity insurance operations                  $        17,451,234       $          16,359,833
        Venture capital operations                                         208,766                     208,766
        Corporate operations                                             1,828,945                   2,125,589
                                                               -------------------       ---------------------
          Total                                                $        19,488,945       $          18,694,188
                                                               ===================       =====================

                           FIRST ALLIANCE CORPORATION

(7)   EARNINGS PER SHARE

      Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ending September 30, 2000 and 1999 was 5,541,510 and 5,614,165, respectively and for the nine months ending September 30, 2000 and 1999 was 5,621,384 and 5,614,165, respectively.

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

(10)  COMMITMENTS

      On June 16, 1999, First Kentucky Capital Corporation executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents five percent of the total investment, was paid upon the execution of the subscription agreement. On November 29, 1999 a payment of $127,500 was made and the remaining amount of the commitment is due in equal installments on the second and fourth anniversaries of the initial capital contribution, however the general partner has the right to accelerate or delay capital calls.

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

      On June 21, 2000 the Company agreed to purchase 100,000 shares of its common stock from Stephen T. Haas and Tracy M. Hoggard for $1.50 per share for an aggregate purchase price of $150,000, over a period not to exceed 30 months, if certain conditions occur. All conditions have occurred and the Company may be required to purchase the shares of stock.

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

Results of Operations
---------------------

Revenues for the nine months ended September 30 totaled $3,425,146 in 2000 and $2,904,102 in 1999. The primary source of revenue for the Company is life insurance premium income. Premium income for the first nine months of 2000 increased $204,318 in comparison to 1999 results. This increase is due to life insurance premium renewals and new sales. An annuity rider is also included with most of the life insurance products; however, according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from Sales of Investments", annuity premium income is not recognized as revenue. Annuity premium receipts for the first nine months of 2000 and 1999 totaled $1,104,307 and $806,238, respectively, and are recognized as annuity contract liabilities. Pursuant to the terms of the reinsurance agreement between FAIC and Business Men's Assurance Company, there are no first year reinsurance premiums due. However, SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", requires this unpaid premium to be recognized as an expense and amortized over the term of the contracts reinsured. At September 30, 2000 and 1999 amortization of reinsurance premiums payable totaled $10,730 and $2,463, respectively.

Net investment income totaled $529,788 for the nine months ended September 30, 2000 and $478,160 for the same period in 1999. Approximately 60% of the increase in net investment income is attributable to the BCLIC acquisition and the remainder is attributable to an increase in investments in fixed maturities and higher yields on fixed maturities.

For the quarter ended September 30, 2000, expenses totaled $3,382,952 representing an increase of $668,548 over the same period of 1999. Life policy reserve expense decreased from $622,141 for the nine months ended September 30, 1999 to $534,481 for the nine months ended September 30, 2000. Expenses related to the acquisition of life insurance are deferred and amortized over the premium paying period of the related policy. These expenses, which include commissions and administrative costs, totaled $915,945 for the nine months ended September 30, 2000 and $1,181,969 for the same period in 1999. Amortization of these costs totaled $463,627 for the nine months ended September 30, 2000 and $536,980 for the same period in 1999. Death claims incurred during the first nine months of 2000 totaled $66,114, net of reinsurance of $15,706. Death claims for the same period in 1999 totaled $88,351, net of reinsurance of $193,712. Expenses directly related to FAIC's agency totaled $408,705 for the first nine months of 2000 and $265,384 for the same period in 1999. These expenses include agent's health insurance, agency meetings, recruiting, and other expenses directly related to the sale of insurance and annuities.

Salaries and benefit expenses totaled $777,843 for the first nine months of 2000 and $777,367 for the same period of 1999. Income tax expense, which is calculated based on the earnings of FAIC, totaled $170,895 during the first nine months of 2000 and $164,302 for the same period of 1999.

Financial Position
------------------

Shareholders' equity totaled $10,160,675 at September 30, 2000. This reflects a net decrease of approximately 7% for the nine month period then ended. Comprehensive income totaled $(572,240) for the nine months ended September 30, 2000. A significant portion of comprehensive income arose from depreciation of the Company's equity securities portfolio. Equity securities comprised approximately 16% of total assets at September 30, 2000. Accordingly the Company's financial position can be significantly affected by movements in the equities markets. Equity securities increased $3,520,946 on a cost basis and $2,730,477 on a market value basis during the first nine months of 2000. Fixed maturities decreased $161,790 based on amortized cost, during the first nine months of 2000. Gross unrealized depreciation on available-for-sale fixed maturities and equity securities was approximately $672,030 for the first nine months of 2000. Notes receivable increased $309,529 for the first nine months of 2000. Investment in Ken Belsky & Associates, LLC increased $360,000 during the nine months ended September 30, 2000. Short term investments decreased $200,000 during the nine months ended September 30, 2000. Cash and cash equivalents decreased $3,053,549 during the nine months ended September 30, 2000

Cash Flow and Liquidity
-----------------------

The insurance operations generally provide adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. The Company's bonds and equity security investments are readily marketable and could be liquidated if such a need arose. The Company has commitments to (i) fund a credit facility of $500,000 in 2000 (ii) purchase investments of $150,000 in 2001 and $150,000 in 2003 and (iii) purchase $150,000 of common stock of the Company not later than December 21, 2002.

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

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibit 27    Financial data schedule


          (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 2000

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Alliance Corporation
--------------------------
(registrant)





/s/ Michael N. Fink                               Date     November 10, 2000
-------------------------------------------           ----------------------
Michael N. Fink, President



/s/ Thomas I. Evans                               Date     November 10, 2000
-------------------------------------------            ---------------------
Thomas I. Evans, Vice President/Secretary