Form 10KSB
period 2000-12-31
FIRST ALLIANCE CORP /KY/
filed 2001-03-30
CIK 910603

United States Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-KSB
(Mark  one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000.

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934 For  the  Transition  Period  From    to    .

                        Commission file number: 33-67312
                                                --------

                           FIRST ALLIANCE CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)
         Kentucky                                       61-1242009
 (State  of  incorporation)                       (I.R.S.  Employer
                                                  Identification  number)

2285  Executive  Drive,  Suite  308 Lexington,  KY        40505
(Address  of  principal  executive  offices)           (Zip  Code)

     Issuer's  telephone  number              859-299-7656

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                               Title of Each Class
                               -------------------
                                      None

      Securities registered pursuant to section 12(g) of the Exchange Act:
                               Title of Each Class
                               -------------------
                       Class A Common Stock, No Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $4,980,839

State  the  aggregate  market value of the voting equity held by non affiliates:
Of the 5,527,360 shares of common stock of the registrant issued and outstanding as of March 1, 2001, 4,331,860 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common  Stock,  No  Par  Value:  5,527,360  shares  as  of  March  1,  2001

     Documents  Incorporated  by  Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 6, 2001 are incorporated by reference into Part III.

Certain Exhibits to the Company's prior filing of Form 10-K for 1995 and the Registration Statement on Form S-1, Amendment Number 4, File Number 33-67312, which was declared effective on March 4, 1994 are incorporated by reference into
Part  III.

Transitional  Small  Business  Disclosure Format (check one) : Yes [  ]  No [X ]

                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

Part  I.

Item  1.     Description  of  Business                                       3
Item  2.     Description  of  Property                                       8
Item  3.     Legal  Proceedings                                              9
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     9

Part  II.

Item  5.     Market  for  Common  Equity  and  Related Stockholder Matters   9
Item  6.     Management's  Discussion  and  Analysis or Plan of Operation    9
Item  7.     Financial  Statements                                           15
Item  8.     Changes  In  and  Disagreements  With Accountants on Accounting
              And Financial  Disclosure                                      15

Part  III.

Item  9.    Directors,  Executive  Officers,  Promoters  and  Control
             Persons; Compliance With Section 16(a) of the Exchange Act      15
Item  10.   Executive  Compensation                                          15
Item  11.   Security Ownership of Certain Beneficial Owners and Management   15
Item  12.   Certain  Relationships  and  Related  Transactions               16
Item  13.   Exhibits  and  Reports  on  Form  8-K                            16
            Signatures                                                       17

                                     PART I

Item  1.     Description  of  Business
             -------------------------

General
-------

First Alliance Corporation (the "Company") was organized on February 16, 1993 for the purpose of forming, owning and managing life insurance companies. The Company registered with the Securities and Exchange Commission and the Kentucky Department of Financial Institutions a $12,500,000 public stock offering.

On October 28, 1995, the Company completed the public stock offering. The company raised total capital of $13,750,000 which includes a 10% over-sale of $1,250,000 contemplated in the public filing. Six million dollars of the proceeds of the stock sale were used to capitalize the life insurance subsidiary, First Alliance Insurance Company ("FAIC"). Three million dollars of the proceeds could be used to capitalize the venture capital company based on a schedule as determined by the Company's Board of Directors. During 1997 and 1996, $316,000 and during 1999, $127,500 of the proceeds were used in the capitalization of the Company's wholly owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC").

In February 1999 the Company commenced an offering of 200,000 shares of class A common stock no par value for $2.50 per share. The offering relied on exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by agents of the Company. During 2000 the Company completed the sale of 200,000 shares that raised total proceeds of $500,000 and incurred offering cost, including commissions, of $55,608.

First  Alliance  Corporation
----------------------------

The Company is a holding company that engages in the business of life insurance, annuities, and accident and health insurance through First Alliance Insurance Company ("FAIC") and Benefit Capital Life Insurance Company (BCLIC), (herein collectively, the "Life Insurance Subsidiaries".) FAIC has contracted with the Company to provide administrative and data processing services for insurance operations. The Company provides accounting services for First American Capital Corporation ("FACC") of Topeka, Kansas and its subsidiaries. The Company owns approximately 9.7% of FACC's outstanding common shares. Additionally, the Company provides underwriting and accounting services for Mid-American Alliance Corporation ("MAAC") of Jefferson City, Missouri and its insurance subsidiaries, of which it owns approximately 11.9%. Investment income provides additional income to the Company.

First  Kentucky  Capital  Corporation
-------------------------------------

The Company funded its wholly owned venture capital subsidiary with $316,000 during 1996 and 1997. During 1999, FAC provided additional capital of $127,500. FKCC provides capital for Kentucky-based business for both start-up companies and expansion of existing business. During 1996 and 1997, FKCC made three venture capital investments and one investment was made during 1999.

FKCC purchased newly issued common stock of MAC, Lexington, Kentucky, representing a 51% interest, for $50,000 on April 12, 1996. MAC purchased receivables from medical providers at a discount. On December 31, 1997, FKCC entered into an agreement to sell its interest in MAC for $8,000 in cash and notes receivable of $147,049. Due to the uncertainty of collectibility of the notes, the Company has a valuation allowance of $6,616 at December 31, 2000. The unpaid balance on this agreement was $6,616 at December 31, 2000 and 1999. On June 16, 1999, FKCC executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents 5% of the total investment, was paid upon the execution of the subscription agreement. Upon receipt by Prosperitas of the Small Business Investment Company ("SBIC") license from the U.S. Small Business Association, an additional $127,500 was invested. The investment at December 31, 2000 was $150,000 with the remaining amount of the commitment due in equal installments on the second and fourth anniversaries of the investment.

First  Alliance  Insurance  Company
-----------------------------------

On May 17, 1995, FAIC received a Certificate of Authority from the Kentucky Department of Insurance ("KDI"). On November 1, 1995, insurance operations commenced. Under generally accepted accounting principles, FAIC has more than $8,275,892 of capital and surplus and is wholly owned by the Company. FAIC is also licensed to transact life and annuity business in Indiana, Kansas, Ohio and Tennessee. Currently, FAIC markets its products only in Kentucky and Indiana. FAIC has contracted with the Company to provide administrative and data processing services. As discussed in the following paragraph, the only expenses to be directly incurred by FAIC are direct agency expenses including commissions

Administration
--------------
Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. FAIC has no employees. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to carry on FAIC's business. The agreement was in effect through January 1, 2001, at which time a new management and administration agreement became effective. Under the agreement in effect for 2000, FAIC paid monthly fees based on life and annuity premiums received by FAIC. The percentages were 25 percent of first-year premiums; 20 percent of second-year premiums; 10 percent of third-year premiums; and 5 percent of premiums in years four and thereafter. FAIC retained direct agency expenses such as agent training and licensing, agency meeting expenses, and other directly related expenditures. Pursuant to the terms of the agreement, FAIC incurred expenses totaling $847,530, $821,562 and $595,146 during 2000, 1999 and 1998, respectively.

Products  of  FAIC
------------------

The primary insurance product currently marketed by FAIC is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to full policy benefits. Typical premium paying periods for modified payment whole life insurance polices are ten, fifteen and twenty years. FAIC's product, marketed as "Alliance 2000," combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from zero to 20 and 66 through 80 are ten-pay polices and issue ages from age 21 to 65 are twenty-pay policies. Premium payments are split between the life and annuity based on percentages established in the product design. First-year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide greater annuity accumulations.

The initial product was designed to provide predetermined life insurance benefits based on the age of the insured. The base coverage decreases each year until an ultimate benefit amount is attained. The annuity rider does not contain any fees or loads. Surrender charges in the annuity are based on a regressive scale which starts at 10% in the first year and decreases by 1% each year until after the tenth policy year whereupon there are no surrender charges.

This product is the result of a modification of FAIC's initial insurance product that was introduced in November of 1995. The initial insurance product was a twenty-pay ordinary life policy with a flexible premium deferred annuity rider. For issue ages zero to 50, there was an annual income protection benefit rider (decreasing term rider).

FAIC also offers credit life and accident and health insurance products (see "Credit Insurance Agreement" below) as well as a ten-year term life insurance policy and a single premium deferred annuity product.

Product  Marketing  and  Sales
------------------------------

FAIC markets products through captive agents; approximately 52 captive agents are licensed to sell its non-credit insurance products. FAIC uses the same face-to-face marketing techniques for its life insurance products as the Company did for its public stock offering. The marketing plan is designed in its entirety around the Company's stockholder base, which provides an excellent referral system for product sales.

FAIC also markets credit life and disability insurance products to banks throughout the state of Kentucky. Marketing of these products is accomplished through an agreement with the Kentucky Bankers Association ("KBA"). A representative of the KBA promotes FAIC's credit insurance products through banks that are members of the KBA. Marketing of these products commenced in December of 1998. There are approximately 275 agents licensed to sell credit insurance.

FAIC is licensed to market its products in the states of Indiana, Kansas, Kentucky, Ohio and Tennessee. Marketing in Indiana began in late 1998. Marketing in Kansas, Ohio and Tennessee may not begin until a substantial policyholder base is established in Kentucky and Indiana.

Credit  Insurance  Agreement
----------------------------

On November 1, 1998, FAIC entered into a credit insurance agreement with North Central Life Insurance Company of St. Paul, Minnesota ("North Central"). Under the terms of the agreement, FAIC reinsures 100% of all credit life and accident and health insurance it writes in Kentucky. FAIC receives a ceding commission equal to 2 1/2% (two and a half percent) of credit insurance premiums written, plus 100% of commissions paid to agents. Additionally, North Central provides all policy administration. During 2000 and 1999, FAIC received $520,018 and $230,129, respectively, of ceding commissions pursuant to the agreement. FAIC remains primarily liable in the event North Central is unable to meet its obligations under the terms of the reinsurance agreement. North Central is rated A+ (Superior) by A.M. Best Company.

Insurance  In  Force
--------------------

The following table provides information concerning the Life Insurance Subsidiaries' volume of life insurance coverage in force for each of the last three years.


Year Ended December 31
(Dollars in Thousands)                     2000      1999      1998
Beginning of period                      $195,895  $119,863  $ 98,685
Acquired business of Benefit Capital            -    17,327         -
New business issued during the period:
     Individual                            58,027    79,466    58,900
     Credit Life                           36,091    10,310       309
                                         --------  --------  --------
Total                                    $290,013  $226,966  $157,894
                                         --------  --------  --------
Terminations during period
     Individual                            36,663    26,852    38,009
     Credit Life                           24,071     4,219        22
                                         --------  --------  --------
In-force end of period                   $229,279  $195,895  $119,863
                                         ========  ========  ========

Reinsurance ceded at end of period       $ 86,207  $ 69,947  $ 36,310
                                         --------  --------  --------

Reinsurance
-----------

Consistent with the general practice of the life insurance industry, FAIC reinsures a portion of the coverage provided by the life insurance products they offer. The maximum amount of risk that FAIC retains on its ordinary life products is $50,000 on any one insured. The remaining coverage is reinsured with Business Men's Assurance Company of America, located in Kansas City, Missouri. Additional reinsurance is provided for the 10-year term product through Optimum Re Insurance Company of Dallas, Texas. The retention limit on the 10-year term product is $50,000. All credit life and accident and health insurance written by FAIC is 100% reinsured with North Central Life Insurance Company of St. Paul, Minnesota. At December 31, 2000, FAIC has reinsured $132,368,000 of life insurance coverage, including $54,060,000 in accidental death benefits and $18,398,000 of credit life insurance. BCLIC reinsures 50% of the risk to $10,000 and 100% of the risk over $10,000 on any one life. At December 31, 2000 and 1999, BCLIC ceded $7,898,481 and $8,612,671 of reinsurance in force and received reserve credits of $11,477 and $13,158. To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains primarily liable for the entire amount at risk.

Underwriting
------------

The Life Insurance Subsidiaries follow underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies. Such procedures require medical examinations (including blood tests, where permitted) of applicants for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant's age and vary by policy type. The Life Insurance Subsidiaries also rely upon medical records and upon each applicant's written application for insurance, which is generally prepared under the supervision of a trained agent.

Evaluating the impact of future Acquired Immune Deficiency Syndrome ("AIDS") claims under life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus, uncertainty as to the speed at which the AIDS virus has and may spread through the general population, advancements in medical treatment options. The Life Insurance Subsidiaries have implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

Investments
-----------

The Company derives a substantial portion of its revenue from investments. The Life Insurance Subsidiaries maintain diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies. FAIC made substantial investments in equity securities during 2000. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 1999 that would be included in the high-risk classification.

The Company has an agreement with Fifth Third Bank of Lexington, Kentucky, a registered investment advisor, to assist FAIC in managing its investment portfolio. Fifth Third Bank also provides investment services for the Company. Fees are based on a percentage of invested assets.

Competition
-----------

The life insurance industry is extremely competitive. There are numerous insurance companies which are substantially larger, have substantially greater financial resources, offer more diversified product lines and have larger sales organizations than FAIC. Competition is also encountered from the expanding number of banks and other financial intermediaries that sell competing products. FAIC must compete with other insurers to attract and retain qualified agents to market FAIC's products.

Governmental  Regulation
------------------------

The Life Insurance Subsidiaries are subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. The Kentucky and Louisiana Department of Insurance also periodically examines the business and accounts of the Life Insurance Subsidiaries.

The Life Insurance Subsidiaries also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes.

Kentucky has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, terms of affiliate transactions, and other related matters. Under the Kentucky statutes, the Insurance Subsidiaries may not during any year pay dividends on their common stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 2000, the maximum amount of dividends that First Alliance and Benefit Capital could pay, without the Commissioner's approval, is $61,514 and $21,965 respectively.

The National Association of Insurance Commissioners (NAIC) has taken several steps to address public concerns regarding insurer solvency. These steps included implementing a state certification program designed to promote uniformity among the insurance laws of the various states and developing insurer reporting requirements that focus on asset quality, capital adequacy, profitability, asset/liability matching, and liquidity. These requirements include establishment of asset valuation reserves ("AVR") and interest maintenance reserves ("IMR"), risk-based capital ("RBC") rules to assess the capital adequacy of an insurer, and a revision to the Standard Valuation Law ("SVL") that specifies minimum reserve levels and requires cash flow testing in which projected cash inflows from assets are compared to projected cash outflows for liabilities to determine reserve adequacy.

First Alliance Insurance Company's AVR, as of December 31, 2000, 1999 and 1998 is shown in Item 6. "Management's Discussion and Analysis or Plan of Operations."

RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations with regard to their size and risk profile. The four categories of major risk involved in the formula are [i] asset risk - the risk with respect to the insurer's assets; [ii] insurance risk - the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii] interest rate risk - the interest risk with respect to the insurer's business; and [iv] business risk - all other business risk. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower for less risky items. RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would, be placed in conservatorship. Based on RBC computations as of December 31, 2000, the Life Insurance Subsidiaries each have capital levels which are at least 400% of the minimum requirements.

Action taken by the NAIC in these and other areas may have a significant impact on the regulation of insurance companies during the next several years. Given their comparatively small size, it may be expected that the Life Insurance Subsidiaries would be affected by more stringent regulatory policy, both under existing laws and any new regulatory initiatives. Such effects could include curtailment or discontinuance of insurance underwriting in one or more states, mandated increases in capital and surplus, and/or other effects.

Federal  Income  Taxation
-------------------------

The Life Insurance Subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35%. The Code currently requires capitalization and amortization over a five to ten year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. These provisions apply to life, health, and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

Reserves
--------

In accordance with applicable insurance laws, the Life Insurance Subsidiaries have established and carry as liabilities actuarial reserves to meet their policy obligations. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are required to be sufficient to meet policy obligations. The actuarial factors used in determining reserves in the statutory basis financial statements are based upon statutorily-prescribed mortality and interest rates. Reserves maintained for health insurance include the unearned premiums under each policy, reserves for claims that have been reported but not yet paid, and reserves for claims that have been incurred but have not been reported.

The reserves carried in the financial statements included elsewhere in this Form 10-KSB are calculated on the basis of accounting principles generally accepted in the United States and differ from the reserves specified by the laws of the various states and carried in the financial statements of the Life Insurance Subsidiaries prepared on the basis of statutory accounting principles. These differences arise from the use of different mortality and morbidity tables and interest assumptions, the introduction of lapse assumptions into the reserve calculation, and the use of the level premium reserve method on all insurance business. See Note 2 of the Notes to Consolidated Financial Statements for certain additional information regarding reserve assumptions under accounting principles generally accepted in the United States.

Financial  Information  Relating  to  Industry  Segments
--------------------------------------------------------

Financial information related to specific segments of the Company's business is presented below. All sales of life insurance by FAIC and BCLIC are to unaffiliated customers.

                                             Years  ended  December  31,

                                           2000          1999          1998
Premiums earned, net of reinsurance:
Life and annuity insurance operations  $ 3,711,547   $ 3,329,812   $ 2,294,440
                                       ============  ============  ============

Revenues:
Life and annuity insurance operations  $ 4,235,693   $ 3,882,532   $ 2,814,106
Venture capital operations                       0        30,923         4,101
Corporate operations                       245,280       199,834       167,002
                                       ------------  ------------  ------------
Total                                  $ 4,480,973   $ 4,113,289   $ 2,985,209
                                       ============  ============  ============

Income/(loss) before income taxes:
Life and annuity insurance operations  $   873,928   $ 1,045,750   $   935,549
Venture capital operations                       0        30,923         4,085
Corporate operations                      (672,810)     (681,655)     (540,135)
                                       ------------  ------------  ------------

Total                                  $   201,118   $   395,018   $   399,499
                                       ============  ============  ============

Assets:
Life and annuity insurance operations  $19,163,645   $16,729,347   $11,850,273
Venture capital operations                 208,766       208,766        50,343
Corporate operations                     1,712,838     2,125,589     3,332,409
                                       ------------  ------------  ------------
Total                                  $21,085,249   $19,063,702   $15,233,025
                                       ============  ============  ============

Employees
---------

As  of  March  1,  2000  there  were  16  full  time  employees.

Item  2.     Description  of  Property
--------     -------------------------

The Company leases approximately 6,100 square feet located at 2285 Executive Drive, Lexington, Kentucky. At December 31, 1998, the Company leased approximately 5,400 square feet pursuant to a lease agreement which would expire on March 31, 1999. In February 1999, the Company extended the 5,400 square foot lease agreement until January 31, 2001. Additionally, in February 1999 the Company entered into a lease agreement for an additional 700 square feet at the same location. The lease on this additional space expires on January 31, 2001. Annual rent expense for the year ended December 31, 2000 totaled $91,268. Currently, the Company's policy is not to invest in real estate or real estate mortgages, although a change in such policy would not require a vote of security holders

Item  3.     Legal  Proceedings
--------     ------------------

There are no legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject. There are no proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
--------     -----------------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters
--------     ---------------------------------------------------------------

(a.)   Market  Information
       -------------------

Trading of the Company's common stock is limited and sporadic and an established public market does not exist.

(b.)   Holders
       -------

As of March 1, 2001, there are approximately 5,500 shareholders of the Company's outstanding common stock.

(c.)   Dividends
       ---------

The Company has not paid any cash dividends since inception (February 16, 1993). The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by the Insurance Subsidiaries. Provisions of the Kentucky and Louisiana Insurance Code relating to insurance holding companies subject transactions between the Company and the Insurance Subsidiaries, including dividends paid to the Company, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of the Life Insurance Subsidiaries' capital and surplus available to support policyholder obligations. See Item 1. "Description of Business - Governmental Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

Item  6.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------     ----------------------------------------------------------------

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the following "Management's Discussion and Analysis or Plan of Operation," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.

In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The Company operates in a highly competitive business environment, and its operations could be negatively affected by matters discussed under the caption, "Competition," on page 6 of this Form 10-KSB.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto beginning on page F-1.

During 2000 net income decreased $200,359 compared to 1999 results and earnings per share decreased 143% to a loss per share of $.01 compared to the prior year while equity per share decreased 5% to $1.84. A significant portion of these results is attributable to the timing of the Company's decision to substantially increase its investment in equity securities. As detailed below, during 1999 and 1998 the Company maintained an equity portfolio averaging approximately $86,504 and $20,000, respectively (cost basis). During 2000 the investment in equity securities was increased to average $3,089,864 (cost basis). If the Company had invested its equities in fixed maturities yielding 7%, 2000 pre-tax income would have been approximately $201,790 higher, and realized investment losses would have declined.

Acquisitions
------------

Benefit  Capital  Life  Insurance  Company

On December 30, 1999, FAIC, a subsidiary of the Company, acquired 100% of the common stock of Benefit Capital Life Insurance Company from an unaffiliated insurance holding company (the "BCLIC Acquisition"). Benefit Capital is licensed in the state of Louisiana only and had statutory capital and surplus of approximately $413,000. The aggregate purchase price for the BCLIC Acquisition was approximately $636,000 (including net cost associated with the acquisition of approximately $54,000). The BCLIC acquisition was financed with the working capital of FAIC and 25,000 shares of Company stock valued at $62,500. The BCLIC Acquisition was accounted for as a purchase. Results of operations are included in the consolidated statements since the date of acquisition. A capital contribution of $37,000 was made during 2000.

Dispositions
------------

Purchase  of  FAC  Stock  and  Sale  of  Benefit  Capital Life Insurance Company

On June 27, 2000, the Company purchased 132,000 shares of FAC common stock from Chris Haas ("Haas"), former Chairman of the Board of the Company, for $2.49 per share for an aggregate purchase price of $328,680 and entered into an agreement with HAAS to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. Under the terms of the agreement, FAC will purchase BCLIC from FAIC for $670,000 cash and FAC will exchange BCLIC for HAAS FAC shares. The agreement is subject to regulatory approval by the Kentucky and Louisiana Departments of Insurance. On March 5, 2001 the sale of BCLIC to Haas was completed.

Consolidated  Financial  Condition
----------------------------------

Significant changes in the consolidated balance sheet of 2000 compared to 1999 reflect the operations of the Company and capital transactions discussed below.

At December 31, 2000, the Company's available-for-sale fixed maturities had a fair value of $8,734,400 and amortized cost of $8,548,507. The available-for-sale portfolio consists of fixed maturities and equity securities. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders' equity. The Company's fixed maturities portfolio decreased approximately 4% during 2000 and increased approximately 49% in 1999, on an amortized cost basis. The 2000 decrease resulted primarily from repositioning funds into the equities markets, while the 1999 increase resulted from the Benefit Capital acquisition and repositing cash from short-term investments. All of the Company's fixed maturities portfolio was rated Aaa to A3 by Moodys rating service.

The Company's investment in equity securities increased $2,785,730 and $1,724,214 during 2000 on a cost and fair value basis, respectively, after increasing $362,588 and $387,881 on a cost and fair value basis, respectively, in 1999. As of December 31, 2000 there were $1,036,223 of net unrealized losses in equity securities, as compared to a $25,293 unrealized gain at December 31, 1999. There were no unrealized gains or losses on equity securities in at December 31, 1998. One security accounted for $190,639 of such unrealized losses at December 31, 2000.

As more extensively discussed under Consolidated Results of Operations, the Company realized net capital losses from its marketable investments during the three-year period ended December 31, 2000. Management believes these pretax net gains and losses which total $139,684 of losses, ($146,418 loss, 205 gain, 6,529 gain for 2000, 1999 and 1998, respectively), are more than would have been obtained from a more conservative investment strategy involving only investment grade bonds. Net capital gains or losses for a given period are not necessarily indicative of those for future periods.

At December 31, 2000 and 1999 the Company holds notes receivable of $569,788 and $103,164, net of a valuation allowance of $149,698. At December 31, 2000, the Company had $173,722 of notes receivable that had been non-income producing for the twelve months prior to December 31, 2000.

The increase of $360,000 in other invested assets during 2000 resulted from the Company's investment in a limited liability company that specializes in the placement of rated and hard to place life insurance products.

The Company has maintained significant cash and short-term balances over the past several years, principally to hedge against the uncertainty of future interest rates.

Deferred policy acquisition costs increased $620,977 net of amortization of $660,311 during 2000. Policy acquisition expenses related to new insurance sales totaled $1,281,288 and were capitalized during 2000.

Total policy liabilities as of December 31, 2000, 1999 and 1998 were $9,406,470, $6,931,937 and $3,819,064, respectively. Approximately 45% of the 2000 total consist of future policy benefit reserves while policyholder deposit liabilities represent 55% of the total.

Policyholder deposits liabilities as of December 31, 2000, 1999 and 1998 were $5,136,141, $3,467,946 and $2,157,122, respectively

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31, 2000.


Year Ended December 31, 2000     Total       Annuity      Other
Beginning Balance             $3,234,788   $3,004,186   $230,602
Deposits                       1,536,974    1,494,484     42,490
Withdrawals                     (252,580)    (197,148)   (55,432)
Interest credited                340,672      327,808     12,864
                              -----------  -----------  ---------
Ending Balance                $4,859,854   $4,629,330   $230,524
                              ===========  ===========  =========

The growth in policyholder deposit liabilities has resulted from the annuity rider deposits that begin in the second policy year.

The Company has a relatively low effective federal income tax rate, which can fluctuate significantly due to the application of Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." The most significant provision under SFAS No.109 affecting the Company is the disallowance of the small life insurance company deduction when computing deferred taxes. The small life insurance deduction allows the Life Insurance Subsidiaries to reduce their taxable income by 60% before computing their current provision for tax. By disallowing this, deduction in the computation of deferred taxes, SFAS No.109 significantly increases the deferred taxes on the Life Insurance Subsidiaries' temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 34% federal tax rate, whereas tax will actually be paid on these net liabilities (when realized) at a lower rate. The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 8 to the Consolidated Financial Statements. All operating deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities. Capital deferred tax assets must be offset against future capital gains. The Company believes such gains will materialize and the deferred tax assets will be realized. The deferred tax assets are offset, to some extent, by valuation allowances related to the Company and to the Life Insurance Subsidiaries. The Company's valuation allowance is designed to reduce deferred tax assets to their estimated ultimate realizable value.

Consolidated  Results  of  Operations
-------------------------------------

The primary source of revenue for the Company is life insurance premium income. Premium payments are classified as first-year renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force.

Shown below is the Company's premium income for the three years ended December 31, 2000, 1999 and 1998, respectively.


Premium Income                2000         1999         1998
First Year                 $1,432,658   $1,886,288   $1,375,270
Renewal                     2,440,347    1,543,799    1,008,410
Single - Credit Insurance     806,064      368,727            -
                           -----------  -----------  -----------
     Gross premium Income  $4,679,069   $3,798,814   $2,383,680
Reinsurance premium ceded  $ (967,522)  $ (469,002)  $  (89,240)
                           -----------  -----------  -----------
     Net premium income    $3,711,547   $3,329,812   $2,294,440
                           ===========  ===========  ===========

During 2000, first year premium income declined $453,630 from 1999 levels due to a reduction in the sales force during the first half of the year, however 2001 sales are expected to increase. Reinsurance premiums are a direct reduction of premium income. Credit insurance is 100% reinsured. The reinsurance premiums related to credit insurance were $806,064 and $368,727 in 2000 and 1999, respectively. All single premiums result from the sale of credit insurance.

Net investment income for 2000 was $708,375, an increase of $49,066 over 1999 results. This increase is primarily due to a larger investment base from FAIC's operations. Net investment income in 1999 and 1998 was $659,309 and $595,612, respectively. Investment income yields have declined due to increased equity security balances.

Net realized investment losses, which total $146,418 during 2000 from the sale of bonds and common stock, are more than would have been obtained from a more conservative investment strategy involving only investment grade bonds. During 1999 and 1998 realized investment gains were $205 and $6,529, respectively, from the sale of bonds.

Service fee revenue and other income totaled $207,469 in 2000 which represents a $83,506 increase over 1999 results of $123,963. The Company provides accounting support to Mid-American Alliance Corporation and its subsidiaries Mid American Century Life Insurance Company and Security Alliance Insurance Company, and First American Capital Corporation and its subsidiary First Life America Corporation. Fees related to these accounting services were $173,825, $95,531 and $48,816 in 2000, 1999 and 1998, respectively.

The increase in life insurance policy reserves was $754,517, $870,582 and 731,958 in 2000, 1999 and 1998, respectively. Life insurance reserves are established to provide for the payment of policyholder benefits. Actuaries consider factors such as premiums, interest, mortality and life expectancy when calculating reserve factors. Typically, these reserve factors increase as a policy reaches another anniversary, creating a larger reserve. During 2000, the reserve increase decreased, when compared to 1999, due to a decline in the volume of new insurance sales.

Commissions paid to insurance agents totaled $1,632,489, $1,524,961 and $933,100 in 2000, 1999 and 1998, respectively. Commissions are paid to agents on first year, renewal and single premium payments. First-year commission percentages are significantly greater than renewal commission percentages. When new premiums written increase from year to year and existing policies renew, commission expense increases. In December 1998, FAIC began selling credit insurance. During 2000 and 1999, commission on the sale of credit insurance was $499,867 and $220,838. During 2000, the increase in the sale of credit insurance and a decrease in first year ordinary life premium income, accounts for the $107,528 increase in commission expense in 2000 over 1999.

Death claims during 2000 and 1999, net of reinsurance ceded, were $187,484 and $122,135 respectively. FAIC did not incur any death claims in 1998.

Annuity premiums received are recorded as liabilities rather than income, pursuant to Statement of Financial Accounting Standard No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." Interest is incurred and credited to the annuity fund balances. As policies renew, the annuity fund balance increases which also increases the base on which interest is earned by the policyholder. The growth in the annuity fund balance accounts for the increase in interest expense between years. Interest expense was $327,808, $200,107 and $111,171 for 2000, 1999 and 1998, respectively.

Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include first-year commissions and first-year management fees based on new premiums written. During 2000, $1,281,288 of these expenses were capitalized and will be amortized over the life of the associated policies. In 1999 and 1998, $1,655,160 and $1,200,412 of these costs were capitalized. Amortization of deferred policy acquisition costs totaled $660,311, $760,468 and $426,476 for 2000, 1999 and 1998, respectively.

Selling, administrative and general insurance expenses increased $183,722 in a comparison of 2000 to 1999. These expenses relate to the administration and issuance of life insurance policies. This increase can be attributed to an increase in sales and processing costs. Selling, administrative and general insurance expenses totaled $546,888, $363,166 and $333,750 in 2000, 1999 and
1998, respectively. Salaries, wages and employee benefits totaled $1,059,711 in 2000, a decrease of $42,484 from 1999 results. This decrease is due in part to smaller incentive payments to officers.

Professional fees increased $88,329 during 2000 compared to 1999. Professional fees include accounting, actuarial, consulting, and legal fees. Professional fees totaled $196,037, $107,708 and $86,930 for 2000, 1999 and 1998,
respectively.

Income tax expense for 2000 totaled $260,999. Federal income taxes are calculated based on the earnings of FAIC. Certain items included in income reported for financial statements are not included in taxable income for the current year, resulting in deferred income taxes. Of the $260,999 amount above, deferred income taxes totaled $225,431 and taxes currently payable were $35,568. In 1999 total income tax expense was $254,540, of which $230,783 was deferred.
In  1998  total income tax expense was $265,102, of which $210,431 was deferred.

Statutory  Insurance  Information
---------------------------------

For insurance regulatory and rating purposes, the Life Insurance Subsidiaries report on the basis of statutory accounting principles ("SAP"). A.M. Best Company ("Best") has given First Alliance Insurance Company a rating of NR-5 (not formally followed) and Benefit Capital was rated NR-1 (insufficient data) by Best. First Alliance reports its investment in Benefit Capital on the basis of the sale price for statutory accounting purposes. Accordingly, the admitted value of First Alliance investment in Benefit Capital is $670,000 at December 31, 2000. First Alliance does not include the $21,965 net income of Benefit Capital in its statutory net income.

To provide a more detailed understanding of First Alliance operations, shown below are SAP basis assets, asset valuation reserves, statutory capital and surplus, net income and net operating income for First Alliance Insurance Company for the five years ended December 31, 2000.


Year Ended                        Asset               Statutory          Net            Net                 Asset
December 31    Assets     Valuation Reserves 1   Capital and Surplus    Income   Operating Income   Valuation Reserves 1
2000         $14,003,366  $               9,971  $          5,564,827  $ 61,514  $         181,789  $               9,971
1999         $12,312,179  $              43,635  $          6,460,894  $100,989  $         100,989  $              43,635
1998         $ 9,865,490  $              10,115  $          6,306,783  $107,578  $         107,578  $              10,115
1997         $ 8,185,820  $               9,649  $          6,227,997  $194,977  $         194,977  $               9,649
1996         $ 7,000,223  $               7,642  $          6,002,781  $ 78,456  $         104,569  $               7,642

1 Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders' surplus to reduce the impact of realized and unrealized investment losses.


During 2000, statutory capital and surplus and asset valuation reserves decreased by approximately $929,731. This decrease resulted primarily from $891,779 of net unrealized gains and losses, $100,989 shareholder dividend offset by $61,514 of statutory net income. During 1999, statutory capital and surplus and asset valuation reserves increased by approximately $187,631. This increase resulted primarily from $100,989 of statutory net income, $24,696 of unrealized investment gains, $62,500 of additional surplus paid-in. During 1998, statutory capital and surplus and asset valuation reserves increased by approximately $79,252. This increase resulted primarily from $107,578 of statutory net income offset by $28,326 of unrealized investment losses. During 1997, capital and surplus and asset reserves increased by approximately $227,223. This increase resulted from statutory net income of 194,977 and unrealized investment gains of $32,246.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first year individual life and accident and health sales. The first year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first year premiums. Accordingly, a statutory loss may occur on these sales the first year of the policy. The Life Insurance Subsidiaries' first year sales of these types of products have not been of a magnitude to have a significant impact on statutory surplus.

During 2000, Benefit Capital generated approximately $21,965 of net income.   At
December 31, 2000, Benefit Capital's capital and surplus totaled approximately $489,275.

Cash  Flow  And  Liquidity
--------------------------

During 2000, the Company generated $819,857 of positive cash flow from operations compared to $595,304 in 1999 and $494,957 in 1998. The increases for the three years can be attributed primarily to increased life insurance premiums received and annuity deposits.

Cash used by investment activities during 2000 of $3,370,739 resulted primarily from a decision to increase the investments in equity securities, notes receivable and other invested assets. Cash used in investing activities during 1999 includes payment of approximately $200,000 for the Benefit Capital Acquisition in excess of the cash acquired on the effective acquisition date. Cash provided by financing activities in 2000 includes an increase in net policyholder deposits of $1,284,394 and a net use of cash of $229,168 from the purchase and sale of common stock of the Company. Cash provided by financing activities in 1999 includes an increase in net policyholder deposits of $1,067,309 and $130,847 from the sale and purchase of common stock of the Company. Cash provided by financing activities in 1998 includes an increase in net policyholder deposits of $599,698 and $42,892 from the exercise of stock options.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in interest rates and in prices of equity securities. Regarding interest rates, the value of the Company's fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations In interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. From an income perspective, the Company is exposed to rising interest rates which could be a significant risk, as the Life Insurance Subsidiaries annuity business is subject to variable interest rates. The Life insurance companies life insurance policy liabilities bear fixed rates. The Company's has not done cash flow testing at December 31, 2000, however cash flow testing will be done in 2001. From a liquidity perspective, the Company's fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. At December 31, 2000 cash and fixed-maturity investments with maturities of less than five years equaled more than one hundred percent of total policy liabilities. Notwithstanding the foregoing, if interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

The Company has not successfully managed the risk of equity security price fluctuations during the last year. In addition to the measures described above, the Life Insurance Subsidiaries comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain test, which FAIC met during 2000, the SVL also requires the Company to perform annual cash flow testing for FAIC not later than July 2001. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The
Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

Cash flow testing projects cash inflows from assets and cash outflows for liabilities in various assumed economic and yield curve scenarios. This is a dynamic process, whereby the performance of the assets and liabilities is directly related to the scenario assumptions. (An example would involve the credited interest rate on annuity products and how such rates vary depending upon projected earnings rates, which are based upon asset performance under a particular economic scenario.)

The Company's marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company's current liquidity, current bond portfolio maturity distribution and positive cash flow from operations give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service other expenses and commitments by: (1) Management fees charged to the Life Insurance Subsidiaries, (2) Service fee income from affiliated companies, (3) Dividends from the Life Insurance Subsidiaries, which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the controlling insurance departments and (4) corporate borrowings, if necessary.

Item  7.     Financial  Statements
-------      ---------------------

The consolidated financial statements are included in this report beginning on page F-1.

Item  8.     Changes  in  and  Disagreements  with Accountants on Accounting and
--------     -------------------------------------------------------------------
Financial  Disclosure
---------------------

     None

                                    PART III

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
--------     -------------------------------------------------------------------
     Compliance  With  Section  16(a)  of  the  Exchange  Act
     --------------------------------------------------------

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 2000 fiscal year.

Item  10.     Executive  Compensation
---------     -----------------------

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 2000 fiscal year.

Item  11.     Security  Ownership  of  Certain  Beneficial Owners and Management
---------     ------------------------------------------------------------------

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 2000 fiscal year.

Item  12.     Certain  Relationships  and  Related  Transactions
---------     --------------------------------------------------

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 2000 fiscal year.

Item  13.     Exhibits,  and  Reports  on  Form  8-K
---------     --------------------------------------

  (a)  The  following  documents  are  filed  as part of this form 10-KSB:
 .
     (1) The consolidated financial statements of First Alliance Corporation are included herein on Page F-1 through F-24

     (2) The exhibits set forth on the following Exhibit Index are filed with this report or are incorporated by reference as set forth herein.

Exhibit  Index
--------------

Exhibit
Number            Name  of  Exhibit
------            -----------------
  3.1     Articles  of  Incorporation,  as  amended  (1)

  3.2     By-laws,  as  amended  (1)

  4       Instruments  defining  the rights of security holders, including indentures  (1)

  10      Material  Contracts

          (a)     Lease  (1)
          (b)     Sub-lease  (2)
          (c)     Advisory  Board  Contract  (1)
          (d) Service agreement between First Alliance Insurance Company and First Alliance Corporation(2)
          (e)     Management  Employment  Agreements  (2)
          (f)     Lease  agreement  dated  February  26,  1999  (3)
          (g)     Management  agreement  between  First  Alliance
                   Corporation and First American Capital Corporation (filed herewith)

  11     Statement  regarding  computation  of  per  share  earnings  (4)

  21.1   List  of  subsidiaries

  (b)     Reports  on  Form  8-K
        ----------------------

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

(2) Filed as an Exhibit to the Registrant's 1995 Form 10-K, File Number 33-67312, and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's 1998 Form 10-K, File Number 33-67312, and incorporated herein by reference.

(4) Note 2 in Notes to Consolidated Financial Statements included in this Report beginning on Page F-10

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST  ALLIANCE  CORPORATION


By   /s/Michael  N.  Fink                         Date   3/27/2001
    ---------------------                                ----------
       Michael  N.  Fink,  Chairman/President/Director


By   /s/Thomas  I.  Evans                         Date   3/27/2001
    ---------------------                                ----------
       Thomas  I.  Evans,  Sr.  VP/Secretary/Treasurer/Director

     SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/  Michael  N.  Fink                Date   3/27/2001
    -----------------------                       ----------
       Michael  N.  Fink,  Chairman/President/Director


By   /s/  Scott  J.  Engebritson           Date   3/27/2001
    ----------------------------                  ----------
     Scott  J.  Engebritson,  Vice-Chairman/Director


By   /s/  Thomas  I.  Evans                Date   3/27/2001
    -----------------------                       ----------
     Thomas  I.  Evans,  Sr.  VP/Secretary/Treasurer/Director


By   /s/  Jimmy  Dan  Conner               Date   3/27/2001
    ------------------------                      ----------
     Jimmy  Dan  Conner,  Director


By   /s/  Denzel  E.  Crum                 Date   3/27/2001
    ----------------------                        ----------
     Denzel  E.  Crum,  Director


By   /s/  James  M.  Everett               Date   3/27/2001
    ------------------------                      ----------
     James  M.  Everett,  Director


By   /s/  Charles  L.  Hamilton            Date   3/27/2001
    ---------------------------                   ----------
     Charles  L.  Hamilton,  Director


By   /s/  Ronda  S.  Paul                  Date   3/27/2001
    ---------------------                         ----------
     Ronda  S.  Paul,  Director

                           FIRST ALLIANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                         Page
Consolidated  Financial  Statements                                    Numbers
-----------------------------------                                   --------


Report  of  Independent  Auditors                                         F-2

Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999     F-3

Consolidated  Statements  of  Operations  for  the  years  ended
December  31,  2000,  1999  and  1998                                     F-5

Consolidated  Statement  of  Changes  in  Shareholders'  Equity  for  the
 Years ended  December  31,  2000,  1999  and  1998                       F-6

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
December  31,  2000,  1999  and  1998                                     F-7

Notes  to  Consolidated  Financial  Statements                            F-9

                          Independent Auditors' Report
                          ----------------------------




Board  of  Directors  and  Shareholders
First  Alliance  Corporation


We have audited the accompanying consolidated balance sheets of First Alliance Corporation (a Kentucky corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Alliance Corporation and subsidiaries as of December 31,2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                                   /s/KERBER, ECK & BRAECKEL LLP


Springfield,  Illinois
March  21,  2001


                               FIRST ALLIANCE CORPORATION

                              CONSOLIDATED BALANCE SHEETS

                                                                    December  31,

                                                                  2000         1999
ASSETS
Investments:
     Securities available for sale, at fair value:
      Fixed maturities (amortized cost, $8,548,507and
      $8,897,097 in 2000 and 1999, respectively)               $ 8,734,400  $ 8,774,608
      Equity securities (cost of $3,168,318 and $382,588
       in 2000 and 1999, respectively)                           2,132,095      407,881
     Policy loans                                                  100,687       32,194
Notes receivable (net of $149,698 valuation
 allowance in 2000 and 1999)                                       569,788      103,164
     Other invested assets                                         510,000      150,000
     Short-term investments                                              -      200,000
                                                               -----------  -----------
Total investments                                               12,046,970    9,667,847

Cash and cash equivalents                                        4,044,915    5,540,571
Investments in related parties                                     237,500      125,000
Receivables from related parties                                    35,675       14,203
Accrued investment income                                          144,074      135,482
Premiums receivable                                                136,069       81,690
Advances to agents                                                  36,382       42,998
Reinsurance recoverable                                            714,561      370,932
Deferred policy acquisition costs                                3,364,088    2,743,111
Value of insurance acquired                                         57,224       61,311
Goodwill                                                           151,027      155,256
Office furniture and equipment                                      45,580       42,499
Federal income tax recoverable                                           -        7,985
Other assets                                                        71,184       74,817
                                                               -----------  -----------
Total assets                                                   $21,085,249  $19,063,702
                                                               ===========  ===========




                          FIRST  ALLIANCE  CORPORATION

                    CONSOLIDATED  BALANCE  SHEETS  (continued)

                                                                  December  31,

                                                                2000          1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
 Annuity contract liabilities                               $ 4,629,330   $ 3,004,186
 Life policy reserves                                         4,379,730     3,490,498
 Unearned premium reserves                                      358,981       152,580
 Policy and contract claims                                     108,889        42,099
 Policyholder dividend deposits                                  42,726        43,188
 Policyholder premium deposits                                  187,798       187,414
 Deposits on pending policy applications                        276,287       233,158
 Unearned revenue                                                77,010        86,878
 Reinsurance premiums payable                                    56,349        61,450
                                                            ------------  ------------
Total policy and contract liabilities                        10,117,100     7,301,451

Commissions, salaries, wages and benefits payable               175,191       133,382
Accrued expenses and other liabilities                           55,232        89,769
Federal income taxes payable:
Current                                                          11,583             -
Deferred                                                        575,826       602,667
                                                            ------------  ------------
Total liabilities                                            10,934,932     8,127,269

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
  authorized; 5,527,360 and 5,643,185 shares issued and
  outstanding at December 31, 2000 and 1999                     552,736       564,318
Additional paid in capital                                   12,628,272    12,466,943
Accumulated other comprehensive income                         (561,217)      (64,149)
Retained earnings - deficit                                  (2,469,474)   (2,030,679)
Total shareholders' equity                                   10,150,317    10,936,433
                                                            ------------  ------------
Total liabilities and shareholders' equity                  $21,085,249   $19,063,702
                                                            ============  ============


See notes to consolidated financial statements.


                                      FIRST ALLIANCE CORPORATION

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years ended December 31,

                                                                  2000          1999          1998
REVENUES
Gross premium income                                          $ 4,679,069   $ 3,798,814   $ 2,383,680
Reinsurance premiums ceded                                       (967,522)     (469,002)      (89,240)
                                                              ------------  ------------  ------------
  Net premium income                                            3,711,547     3,329,812     2,294,440
Investment activity:
  Net investment income                                           708,375       659,309       595,612
  Net realized investment gain (loss)                            (146,418)          205         6,529
Service fee revenue                                               173,825             -             -
Other income                                                       33,644       123,963        88,628
                                                              ------------  ------------  ------------
Total revenue                                                   4,480,973     4,113,289     2,985,209

BENEFITS AND EXPENSES
Increase in policy reserves                                       754,517       870,582       731,958
Death claims (net of reinsurance of $32,735 and                                                     -
  $208,135 in 2000 and 1999, respectively)                        187,484       122,135
Policyholder surrender values                                     201,006        49,408        27,374
Interest credited on policyholder deposits                        340,672       200,107       111,171
Commissions                                                     1,132,622     1,304,124       933,100
Policy acquisition costs deferred                              (1,281,288)   (1,655,160)   (1,200,412)
Amortization expense:
  Deferred policy acquisition cost                                660,311       760,468       426,476
  Value of insurance acquired                                       4,087             -             -
  Goodwill                                                          7,949             -             -
Selling, administrative and general insurance expenses            546,888       363,166       333,750
Salaries, wages and employee benefits                           1,059,711     1,102,195       801,332
Professional fees                                                 196,037       107,708        86,930
Advisory board and directors fees                                  69,876        87,430        65,986
Rent expense                                                       91,268        87,386        77,633
Depreciation expense                                               20,547        15,708        16,436
Other operating costs and expenses                                288,168       303,014       173,976
                                                              ------------  ------------  ------------
          Total benefits and expenses                           4,279,855     3,718,271     2,585,710
                                                              ------------  ------------  ------------
INCOME BEFORE INCOME TAX EXPENSE                                  201,118       395,018       399,499
                                                              ------------  ------------  ------------
Income tax expense                                                260,999       254,540       265,102
                                                              ------------  ------------  ------------
NET INCOME (LOSS)                                             $   (59,881)  $   140,478   $   134,397
                                                              ============  ============  ============
NET INCOME (LOSS) PER COMMON SHARE-BASIC AND
DILUTED                                                       $     (0.01)  $      0.02   $      0.02
                                                              ============  ============  ============
See notes to consolidated financial statements.

                                     FIRST ALLIANCE CORPORATION

                                     CONSOLIDATED STATEMENTS OF
                                   CHANGES IN SHAREHOLDERS' EQUITY


                                                                   Years  ended  December  31,

                                                                2000          1999          1998
COMMON STOCK:
Balance, beginning of year                                      564,318       562,069       557,984
  Sale of shares in private placement (74,525 and
   150,475 shares in 2000 and 1999, respectively)                 7,453        15,047             -
  Exercise of stock options (40,850 shares)                           -             -         4,085
   Company stock acquired (190,350  and 127,980
   shares in 2000 and 1999, respectively)                       (19,035)      (12,798)            -
                                                            ------------  ------------  ------------
Balance, end of year                                            552,736       564,318       562,069

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year                                   12,466,943    12,180,353    12,141,546
Exercise of stock options (40,850 shares)                             -             -        38,807
  Sale of shares in private placement (74,525 and
   150,475 shares in 2000 and 1999, respectively)               178,859       361,140             -
Cost of public offering                                          (1,050)      (54,558)            -
  Company stock acquired (190,350 and 127,980
   shares in 2000 and 1999, respectively)                       (16,480)      (19,992)            -
                                                            ------------  ------------  ------------
 Balance, end of year                                        12,628,272    12,466,943    12,180,353

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning of year                                      (64,149)       97,469        14,390
Net unrealized gain (loss)
  on available-for-sale securities
  net of reclassification adjustment (see below)               (497,068)     (161,618)       83,079
                                                            ------------  ------------  ------------
Balance, end of year                                           (561,217)      (64,149)       97,469

RETAINED EARNINGS-DEFICIT:
Balance, beginning of year                                   (2,030,679)   (2,013,165)   (2,147,562)
Net income (loss)                                               (59,881)      140,478       134,397
  Company stock acquired (190,350 and 127,980
   shares in 2000 and 1999, respectively)                      (378,914)     (157,992)            -
Balance, end of year                                         (2,469,474)   (2,030,679)   (2,013,165)
                                                            ------------  ------------  ------------
TOTAL SHAREHOLDERS' EQUITY                                  $10,150,317   $10,936,433   $10,826,726
                                                            ============  ============  ============

DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains (loss) arising during period       $  (522,210)  $  (161,823)  $    87,586
Less: reclassification adjustment for (gains) loss
 in net income                                                   25,142           205        (4,507)
                                                            ------------  ------------  ------------
Net unrealized gains (loss) on securities                   $  (497,068)  $  (161,618)  $    83,079
                                                            ============  ============  ============


See notes to consolidated financial statements.


                                     FIRST ALLIANCE CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years ended December 31,

                                                                2000          1999         1998
OPERATING ACTIVITIES:
Net income (loss)                                           $   (59,881)  $   140,478   $  134,397
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Increase in policy reserves                                     413,401     1,240,096      731,958
Increase in claim liabilities                                    66,790        22,000            -
Increase in reinsurance recoverable                             338,603      (370,932)           -
Interest credited on policyholder deposits                      340,672       183,734      111,171
Provision for depreciation                                       20,547        15,708       16,436
Amortization of goodwill                                          7,949             -            -
Increase in deferred policy acquisition costs, net             (620,977)     (894,692)    (773,935)
Amortization of value of insurance acquired                       4,087             -            -
Amortization of premium and accretion of
 discount on fixed maturity investments                          20,708        23,883       20,899
Net realized investment(gains)loss                              146,418          (205)      (6,529)
Increase in policy loans                                        (68,493)       (5,587)           -
(Increase) decrease in receivables from related
   parties                                                      (21,472)        6,293          790
(Increase) decrease in accrued investment income                 (8,592)      (21,207)      44,397
(Increase) decrease in federal income tax
   recoverable                                                    7,985        (7,985)           -
Increase in premiums receivable                                 (54,379)      (31,915)     (19,179)
(Increase) decrease in advances to agents                         6,616        14,678      (34,425)
(Increase) decrease in other assets                               3,634       (39,458)      80,308
Increase in deposits on pending policy applications              43,129        16,593      124,350
Decrease in unearned revenue                                     (9,868)      (17,221)     (33,306)
Increase (decrease) in reinsurance premium
  payable                                                        (5,101)       (3,733)      25,626
Increase (decrease)  in commissions, salaries,
  wages and benefits                                             41,809        68,641      (56,017)
Increase (decrease) in accrued expenses and other
  liabilities                                                   (34,537)       57,607     (114,671)
Increase (decrease) in federal income taxes payable              11,583       (32,258)      32,258
Increase in deferred federal income tax liability               229,226       230,786      210,429
                                                            ------------  ------------  -----------
Net cash provided by operating activities                       819,857       595,304      494,957

INVESTING ACTIVITIES:
Purchase of available-for-sale fixed maturities              (2,790,071)   (4,031,911)    (782,760)
Sale of available-for-sale fixed maturities                   3,084,201     1,789,689    3,112,129
Maturity of available-for-sale fixed maturities                       -             -      700,000
Sale of preferred stock                                               -             -      999,700
Purchase of common stock                                     (5,136,342)     (362,588)
Sale of common stock                                          2,237,945             -            -
Purchase of other invested assets                              (360,000)     (150,000)           -
Purchase price paid for Benefit Capital Life
 Insurance Company in excess of cash acquired                    (3,720)     (200,092)           -
Decrease (increase) in notes receivable                        (466,624)      118,472      113,287
Short term investments acquired (disposed) net                  200,000             -            -
Purchase of investments in unconsolidated affiliates           (112,500)            -            -
Purchase of furniture and equipment (net)                       (23,628)       (3,723)     (28,094)
                                                            ------------  ------------  -----------
Net cash provided by (used in) investing activities         $(3,370,739)  $(2,840,153)  $4,114,262



FINANCING ACTIVITIES:
Deposits on annuity contracts, net                          $ 1,295,669   $ 1,057,423   $  549,013
Policyholder deposits and withdrawals, net                      (11,275)        9,886       50,685
Proceeds from exercise of stock options                               -             -       42,892
Proceeds from sale of company stock                             186,312       376,187            -
Cost of stock offering                                           (1,050)      (54,558)           -
Purchase of company stock                                      (414,430)     (190,782)           -
                                                            ------------  ------------  -----------
Net cash provided by financing activities                     1,055,226     1,198,156      642,590
                                                            ------------  ------------  -----------
Increase (decrease) in cash and cash equivalents             (1,495,656)   (1,046,693)   5,251,809
Cash and cash equivalents, beginning of year                  5,540,571     6,587,264    1,335,455
                                                            ------------  ------------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 4,044,915   $ 5,540,571   $6,587,264
                                                            ============  ============  ===========

See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

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

The Company has two wholly-owned insurance subsidiaries, First Alliance Insurance Company ("FAIC"), domiciled in Kentucky and Benefit Capital Life
Insurance Company ("BCLIC") domiciled in Louisiana. FAIC was incorporated on December 29, 1994 and initially capitalized with $3,000,000 on January 10, 1995. The Company made an additional $3,000,000 capital contribution on May 15, 1995 and the Kentucky Department of Insurance ("KDI") granted FAIC a Certificate of Authority on May 17, 1995. Insurance operations commenced on November 1, 1995. BCLIC was purchased December 30, 1999 and had capital and surplus of $480,501 at the date of purchase. Operating results of BCLIC are included in the financial statements since the date of acquisition.

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

The product is being sold in premium units with the ability to purchase either fractional or multiple units. If a greater accumulated annuity value is desired, the policyholder may continue to make the premium payments, after the completion of the premium paying period, with the entire payment funding the annuity. Other products currently being marketed by FAIC are a single premium deferred annuity, a ten year term policy and credit life and credit accident and health. FAIC is licensed and sells its product in the states of Indiana, Kansas, Kentucky, Ohio and Tennessee. Currently, the products are only marketed in Kentucky and Indiana.

The Company has a wholly-owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), which was capitalized with $224,000 during 1996 and commenced operations on April 12, 1996. Additional capital contributions of $127,500 and $92,000 were made during 1999 and 1997, respectively. FKCC provides capital for Kentucky based businesses for both start-up companies and for expansion of existing businesses. Investments may take the form of loans, guarantees, commitments, equity, or joint venture agreements, or any combination thereof. FKCC invested in three Kentucky businesses during 1996. As of December 31, 1997, all of these investments had been written-off. During 1999 FKCC executed a commitment to purchase three units of the Prosperitas Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents 5% of the total investment, was paid upon the execution of the subscription agreement. Upon receipt of the Small Business Investment Company ("SBIC") license from the U.S. Small Business Association by Prosperitas, an additional $127,500 was invested. The investment at December 31, 2000 was $150,000 with the remaining amount of the commitment due in equal installments on the second and fourth anniversaries of the initial capital contribution, however the general partner has the right to accelerate or delay capital calls.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") which differ from statutory accounting practices prescribed or permitted by the KDI and the Louisiana Department of Insurance ("LDI").

                   FIRST  ALLIANCE  CORPORATION

Principles  of  Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts and operations of the Company, FAIC, FKCC, BCLIC. All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications
-----------------

Certain reclassifications have been made in the prior years financial statements to conform to current year classifications. These reclassifications had no effect on previously reported net income or shareholder equity.

Management's  Estimates
-----------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.
Actual  results  could  differ  from  those  estimates.

Investments
-----------

The Company classifies all of its fixed maturity and equity securities, except equity securities of related parties as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in other comprehensive income. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost which approximates fair value. Notes receivable are carried at unpaid principal balance, net of allowance for uncollectible amounts. Other invested assets are carried at cost. Short term investments are carried at cost which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest and dividends earned on investments are included in net investment income.

Investments  in  related  parties  are  carried  at  cost  (see  Note  6).

Office  Furniture  and  Equipment
---------------------------------

Office furniture and equipment is recorded at cost less accumulated depreciation using principally the 200% declining balance method over the estimated useful life of the respective assets. Accumulated depreciation was $116,975 and $96,427 at December 31, 2000 and 1999, respectively.

Office  Lease
-------------

The Company leases approximately 6,100 square feet located at 2285 Executive Drive, Lexington, Kentucky. At December 31, 1998, the Company leased approximately 5,400 square feet pursuant to a lease agreement which would expire on March 31, 1999. In February of 1999, the Company extended the 5,400 square foot lease agreement until January 31, 2001. Additionally, in February of 1999 the Company entered into a lease agreement for an additional 700 square feet at the same location. The lease on this additional space expires on January 31, 2001. Annual rent expense for the years ended December 31, 2000, 1999 and 1998 totaled $91,268, $87,386 and $77,633, respectively.

Deferred  Policy  Acquisition  Costs
------------------------------------

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are amortized over the life of the related policies using assumptions consistent with those used in computing policy reserves.

Goodwill  and  Value  of  Insurance  Acquired
---------------------------------------------

Goodwill represents the excess of the purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 20 years. At December 31, 2000 accumulated amortization was $7,949 (no amortization had been recorded at December 31 1999).

Value of insurance acquired is recorded for the estimated value assigned to the insurance in force of the purchased subsidiary at the date of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force. At December 31, 2000 accumulated amortization was $4,087 (no amortization had been recorded at December 31 1999).

Life  Policy  Reserves
----------------------

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

Annuity  Contract  Liabilities
------------------------------

Annuity contract liabilities are computed using the retrospective deposit method and consist of policy account balances, before deducting surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense.

Liability  for  Policy  Claims
------------------------------

Policy claim liabilities are based on known liabilities plus estimated future liabilities developed from trends of historical data applied to current exposures.

Policyholder  Deposits
----------------------

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

Participating  Insurance
------------------------

The Company's subsidiary BCLIC had $6,106,000 and $7,671,000 of participating insurance in force at December 31, 2000 and 1999 respectively. Participating insurance represents 40.1% and 44.3% of BCLIC's inforce at December 31, 2000 and 1999, respectively, and 2.8% and 4.1% of all insurance inforce at December 31, 2000 and 1999, respectively, and 91.5% and 91.3% of BCLIC's premium income at December 31, 2000 and 1999, respectively, and 1.3% of all premium income at December 31, 2000. Participating dividends are determined at the discretion of the board of directors. No dividends were paid during 2000.

Premiums
--------

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

Federal  Income  Taxes
----------------------

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes.

Reinsurance
-----------

Estimated reinsurance receivables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

Common  Stock
-------------

Common  stock  has  no  par  value  and  a  stated  value  of  $.10  per  share.

Earnings  Per  Share
--------------------

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. During 1998, option shares exercised are assumed to be outstanding based on the day exercised. The weighted average outstanding common shares was 5,602,062, 5,645,035 and 5,583,016 during 2000, 1999 and 1998, respectively.

Comprehensive  Income
---------------------

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or total shareholder's equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

3.  ACQUISITION  OF  BENEFIT  CAPITAL  LIFE  INSURANCE  COMPANY

On December 30, 1999, FAIC, a subsidiary of the Company, acquired 100% of the common stock of Benefit Capital Life Insurance Company from an unaffiliated insurance holding company (the "BCLIC Acquisition"). The BCLIC acquisition was accounted for as a purchase. Results of operations are included in the consolidated statements since the date of acquisition.

The aggregate purchase price for the BCLIC acquisition was approximately $636,000 (including net cost associated with the acquisition of approximately $54,000). The BCLIC acquisition was financed with the working capital of FAIC and 25,000 shares of Company stock valued at $62,500. A capital contribution of $37,000 was made during 2000.

4.  INVESTMENTS

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, 2000 and 1999 are summarized as follows:


                                       Gross       Gross
                           Amortized  Unrealized  Unrealized   Fair
                              Cost      Gains      Losses      Value
December 31, 2000:
-------------------------
Fixed maturities
    U.S. government bonds  $5,292,461  $171,427  $    9,621  $5,454,267
    Municipal bonds           749,771     4,647         476     753,942
    Corporate bonds         2,506,275    23,445       3,529   2,526,191
                           ----------  --------  ----------  ----------
Total                      $8,548,507  $199,519  $   13,626   8,734,400
                           ----------  --------  ----------  ----------
Equity securities          $3,168,318  $147,725  $1,183,948   2,132,095
                           ----------  --------  ----------  ----------

December 31, 1999:
-------------------------
Fixed maturities
    U.S. government bonds  $5,290,951  $  1,119  $   70,633  $5,221,437
    Municipal bonds           779,662     1,365      16,345     764,682
    Corporate bonds         2,826,484       277      38,272   2,788,489
                           ----------  --------  ----------  ----------
Total                      $8,897,097  $  2,761  $  125,250   8,774,608
                           ----------  --------  ----------  ----------
Equity securities          $  382,588  $ 46,899  $   21,606     407,881
                           ----------  --------  ----------  ----------

The amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                         Amortized      Fair
                                           Cost        Value
Due in one year or less                 $  275,124  $  276,609
Due after one year through five years    5,367,821   5,445,946
Due after five years through ten years   2,554,720   2,667,375
Due after ten years                        350,842     344,470
                                        ----------  ----------
                                        $8,548,507  $8,734,400
                                        ==========  ==========

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities which have a fair value of $7,861,184 at December 31, 2000 which are on deposit with the KDI and the LDI.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among government, states, municipals, political subdivisions and corporate bonds. As a result, management believes that significant concentrations of credit risk do not exist.

At December 31, 2000, the Company had $173,722 of notes receivable that had been non-income producing for the twelve months prior to December 31, 2000.

On March 31, 1997, the Company purchased 200,000 shares of Paradise Plus USA, Inc. and 200,000 shares of Paradise Plus Holding Company, Inc. for a total investment of $20,000 or $.05 per share. Each company is offering a total of 700,000 shares of its no par value common stock through a private placement stock offering. As these shares represent organizer shares and are restricted under Rule 144 of the Act, the common stock investments have been recorded at cost. In addition, the Company executed a $100,000 promissory note bearing interest at an annual rate of 8.5% with Paradise Plus Holding Company, Inc. on March 5, 1997. A valuation allowance of $143,082 has been established. At December 31, 2000 and 1999, the unpaid principal balance on this note was $144,334.

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

Gross gains of $4,773, $205 and $6,988 were realized on the sale of available-for-sale fixed maturity investments during 2000, 1999 and 1998, respectively and gross losses of $38,524 and $459 were realized on the sale of available-for-sale fixed maturity investments during 2000 and 1998, respectively. There were no realized investment losses during 1999.

Gross gains of $115,587 and gross losses of $228,254 were realized on the sale of available-for-sale equity securities during 2000. There were no realized investment gains or losses on the sale of available-for-sale equity securities during 1999 and 1998.

As of December 31, 2000 and 1999, the Company had recorded an allowance for uncollectible accounts on notes receivable of $149,698.

The  following  are  the  components  of  net  investment  income:

                                    Year  ended  December  31,

                                    2000       1999       1998
Fixed maturities                  $588,308   $339,448   $439,310
Equity securities                   15,153        286          -
Notes receivable                    17,043     18,801     28,149
Short-term and other investments   138,328    319,624    147,996
                                  ---------  ---------  ---------
Gross investment income            758,832    678,159    615,455
Investment expenses                (50,457)   (18,850)   (19,843)
                                  ---------  ---------  ---------
Net investment income             $708,375   $659,309   $595,612
                                  =========  =========  =========


5.  CONCENTRATIONS  OF  CREDIT  RISK

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among government, special revenue public utility and corporate bonds. The Company has not experienced any significant losses in such investments and believes it is not exposed to any significant credit risk. The Company and its subsidiaries maintain cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate $1,627,695 at December 31, 2000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


6.  INVESTMENTS  IN  AND  RECEIVABLES  FROM  RELATED  PARTIES

The Company has investments in related parties of $237,500 and $125,000 at December 31, 2000 and 1999, respectively, which are reported at cost as these investments represent organizer shares purchased in the initial private placement of the related entities (discussed below) and are restricted from sale or transfer under Rule 144 of the Act. The Company also had receivables from these entities of $35,675 and $14,203 at December 31, 2000 and 1999, respectively.

On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas, for $52,500. On January 15, 1999, FACC completed its public stock offering raising total capital of $14,562,000. The proceeds of the public offering were used to form a Kansas domiciled life insurance company, First Life America Corporation. The Company owns 9.7% of the outstanding common stock of FACC at December 31, 2000 At December 31, 2000 and 1999, the Company had accounts receivable from FACC of $18,047 and $9,160, respectively.

On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City, Missouri, for $72,500. MAAC has raised total capital of $10,832,840 from the sale of private placement shares and through a $16,000,000 Missouri intrastate public stock offering. The Company owns approximately 11.9% of the outstanding common stock of MAAC at December 31, 2000 On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities laws, pursuant to registration or exemption therefrom. Thomas Evans, Company Secretary and Treasurer, is Assistant Secretary and Treasurer of MAAC. At December 31, 2000 and 1999, the Company had accounts receivable from MAAC of $10,119 and $4,529, respectively.

On June 12, 2000, the Company purchased, thru a private placement, 585,000 shares of no par value Class A common stock of Integrity Capital Corporation ("ICC") of Indianapolis, IN for $58,500. At December 31, 2000 ICC had raised $860,000 from the sale of private placement shares. After ICC's private placement and public offerings are complete, the Company will own approximately 9.75% of the common stock. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael Fink, Company President, is Chairman of the Board of ICC and Thomas Evans, Company Secretary and Treasurer, is Secretary and Treasurer of ICC. At December 31, 2000 the Company had accounts receivable from ICC of $573.

On July 6, 2000, the Company purchased, thru a private placement, 540,000 shares of no par value Class A common stock of Mid-Atlantic Capital Corporation ("MCC")
of  Charleston,  WV  for  $54,000.   At  December  31,  2000  MCC  had
raised $544,500 from the sale of private placement shares. After MCC's private placement and public offerings are complete, the Company will own approximately 9.75% of the common stock. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities laws, pursuant to registration or exemption therefrom.

Michael Fink, Company President, is Co-Chairman of the Board of MCC. At December 31, 2000 the Company had accounts receivable from MCC of $2,782.

7.  VENTURE  CAPITAL  SUBSIDIARY  INVESTMENTS

FKCC purchased newly issued common stock of MAC, Lexington, Kentucky, representing a 51% interest, for $50,000 on April 12, 1996. MAC purchased receivables from medical providers at a discount. On December 31, 1997, FKCC entered into an agreement to sell its interest in MAC for $8,000 in cash and notes receivable of $147,049. Due to the uncertainty of collectibility of the notes, the Company has a valuation allowance of $6,616 at December 31, 2000. The unpaid balance on this agreement was $6,616 at December 31, 2000 and 1999.

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

8.  FEDERAL  INCOME  TAXES

The Company files a consolidated federal income tax return with FACC but does not file a consolidated return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. Federal income tax expense for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                              Year  ended December 31,

                              2000      1999      1998
Current                     $ 35,568  $ 23,757  $ 54,671
Deferred                     225,431   230,783   210,431
                            --------  --------  --------
Federal income tax expense  $260,999  $254,540  $265,102
                            ========  ========  ========



Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                                                      Year ended December 31,

                                                                    2000       1999       1998
Federal income tax expense (benefit) at statutory rate            $ 68,380   $134,306   $135,829
Small life insurance company deduction                             (72,666)   (60,672)   (74,692)
Increase in valuation allowance                                    243,596    180,759    176,967
Surtax exemptions                                                   (9,626)   (10,802)    (9,427)
Other                                                               31,315     10,949     36,425
                                                                  ---------  ---------  ---------
Federal income tax expense                                        $260,999   $254,540   $265,102
                                                                  =========  =========  =========


Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Significant components of the Company's net deferred tax liability are as follows:

                                                     December  31,

                                                  2000          1999
Deferred tax liability:
Deferred policy acquisition                   $   882,152   $   734,002
Due and deferred premiums                          46,929        26,875
Total deferred tax liability                      929,081       760,877

Deferred tax asset:
Policy reserves and contract liabilities           20,283        73,805
Unearned revenue                                   24,700        29,162
Reinsurance premiums                               19,159        18,402
Net unrealized investment losses                  289,113        36,841
Net operating loss carry forward                1,581,392     1,337,796
Alternative minimum tax credit carry forward       44,846        44,846
                                              ------------  ------------
Total deferred tax asset                        1,979,493     1,540,852
Valuation allowance                            (1,626,238)   (1,382,642)
                                              ------------  ------------
Net deferred tax asset                            353,255       158,210
                                              ------------  ------------
Net deferred tax liability                    $   575,826   $   602,667
                                              ============  ============


The Company has net operating loss carry forwards of approximately $4,651,152, expiring in 2009 through 2020. These net operating loss carry forwards are not available to offset FAIC income. FAIC has alternative minimum tax credit carry forwards of $44,846, which have no expiration date. Federal income taxes paid during 2000, 1999 and 1998 were $16,000, $26,000 and $15,000 respectively.

9.     SHAREHOLDERS'  EQUITY  AND  STATUTORY  ACCOUNTING  PRACTICES

The insurance subsidiaries are domiciled in Kentucky and Louisiana and prepare their statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky and Louisiana Departments of Insurance. Currently, "prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will change, to some extent, prescribed statutory accounting principals that the insurance subsidiaries use to prepare their statutory-basis financial statements. Codification will replace the NAIC Accounting Practices and Procedures Manual and will be effective January 1, 2001. However, management believes that the impact of Codification will not be material to the insurance subsidiaries' statutory-basis financial statements.

9.     SHAREHOLDERS'  EQUITY  AND  STATUTORY  ACCOUNTING  PRACTICES  (CONTINUED)

Net income for 2000, 1999 and 1998 and capital and surplus at December 31, 2000, 1999 and 1998 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KDI and LDI are as follows:

                  GAAP                                SAP
                 ------                              -----
      Net Income   Capital and Surplus   Net Income   Capital and Surplus

2000  $   612,929  $          8,275,892  $    83,479  $          5,564,827

1999  $   791,210  $          8,154,804  $   100,989  $          6,460,894

1998      670,447             7,458,286      107,579             6,306,783

FAIC carries its investment in BCLIC at cost after deduction for amortization of goodwill and other intangibles, and adjustments for subsequent operating results. The admitted value of FAIC's investment in BCLIC was $670,000 and $635,757 at December 31, 2000 and 1999, respectively.

Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) value of insurance inforce acquired is established as an asset for GAAP; c) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP; d) deferred income taxes are provided for GAAP; e) assets and liabilities of acquired companies are adjusted to their fair values at acquisition, with the amount of the purchase price in excess of the fair value recorded as goodwill under GAAP; f) statutory asset valuation reserves and interest maintenance reserves are not required for GAAP; and g) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity for GAAP.

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

The KDI and LDI impose minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio (the "Ratio") of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FAIC and BCLIC have a Ratio that is in excessof the minimum RBC requirements; accordingly, FAIC and BCLIC meet the RBC requirements.

10.  REINSURANCE

To minimize the risk of claim exposure, FAIC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance. Credit life and accident and health benefits and accidental death benefits are 100% reinsured. All amounts of risk in excess of FAIC's retention on individual life insurance, except for term insurance is ceded to

Business Men's Assurance Company ("BMA"). At December 31, 2000 and 1999, FAIC ceded $78,308,236 and $61,333,753 of insurance in-force and received reserve credits of $340,172 and $203,776 respectively. Pursuant to the terms of the agreement with BMA, FAIC pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsured policies. FAIC records this unpaid premium as "Reinsurance premiums payable" in the accompanying balance sheet and recognized as "Reinsurance premiums ceded" in the accompanying income statement. At December 31, 2000, and 1999, the unpaid reinsurance premiums net of amortization totaled $56,349 and $61,450, respectively. During 2000, 1999 and 1998, FAIC paid $969,589, $472,735 and $79,375 of reinsurance premiums, respectively.

BCLIC reinsures 50% of the risk to $10,000 and 100% of the risk over $10,000 on any one life. At December 31, 2000 and 1999, BCLIC ceded $7,898,481 and $8,612,671 of reinsurance in force and received reserve credits of $11,477 and $13,158.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains primarily liable for the entire amount at risk.

11.  RELATED  PARTY  TRANSACTIONS

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FAIC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FAIC pays monthly fees based on life and annuity premiums delivered by FAIC. The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FAIC had incurred expenses of $847,530, $821,562 and $595,146 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company entered into service agreements with FACC and MAAC effective September 1, 1996. Pursuant to the terms of the agreements, the Company provides, data processing, accounting and reporting services in return for a $2,000 per month service fee from each company.

In December of 1998, the Company contracted with FACC to provide underwriting and accounting services for FLAC. and FACC. The agreement dated September 1, 1996 between the Company and FACC was terminated with the execution of the new agreement. Under the terms of the management agreement, the FACC pays fees based on a percentage of delivered premiums of FLAC. The percentages are five and one half percent (5.5%) for first year premiums; four percent (4%) of second year premiums; three percent (3%) of third year premiums; two percent (2%) of fourth year premiums and one percent (1%) for year five and one percent (1%) for years six through ten for ten year policies and one-half percent (.5%) in years six through twenty for twenty year policies.

In February 1999, the MAAC fees increased to $3,000 per month and upon completion of the their public stock offering effective April 2000, the fees decreased to $1,000 per month.

The Company entered into a service agreement with MACLIC effective April 14, 2000. Pursuant to the terms of the agreements, the Company provides data processing, accounting, reporting services, policy underwriting and issue services, policy owner services and claims processing in return for fees of $2,500 per month plus an amount equal to the policy fees collected on MACLIC insurance policies.

Effective October 1, 2000, the Company contracted with MAAC to provide accounting services to Security Alliance Insurance Company (SAIC"), a subsidiary of MACLIC. Under the terms of the service agreement MAAC pays fees of $500 per month for all months except March, June, September and December, $750 per month for the months of March, June and September and $1,000 for the month of December.

Under the terms of the agreements, FACC incurred expenses of $117,246, $60,531 and $24,816 during 2000, 1999 and 1998, respectively, MAAC incurred expenses of $22,500, $35,000 and $24,000 during 2000, 1999 and 1998, respectively, and
MACLIC incurred expenses of $34,079 during 2000. No expenses were incurred during 1999 and 1998. Further, the Company has accounts receivable of $18,047, $10,119 and $4,154 from FACC MAAC and MACLIC, respectively, at December 31, 2000 and $9,160 and $4,529 from FACC and MAAC, respectively, at December 31, 1999. No amounts were receivable from MACLIC at December 31, 1999 (see Note 4). Various officers and directors of the Company hold similar positions with FACC, MAAC and MACLIC.

12.  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed  Maturities
-----------------

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 2000 and 1999, the fair value of fixed maturities was $8,734,400 and $8,774,608, respectively.

Equity  Securities
------------------

The fair values of equity securities are based on market prices where available. Equity securities are carried at fair value in the accompanying financial statements. At December 31, 2000 and 1999 the fair value of equity securities was $2,132,095 and $407,881, respectively.

Short-Term  Investments
-----------------------

The carrying value of short-term investments approximates their fair value. No short-term investments were held at December 31, 2000. At December 31, 1999 the fair value of short-term investments was $200,000.

Cash  and  Cash  Equivalents
----------------------------

The carrying values of cash and cash equivalents approximate their fair value. At December 31, 2000 and 1999, the fair value of cash and cash equivalents was $4,044,915 and $5,540,571, respectively.

Notes  Receivable
-----------------

The carrying amount of notes receivable approximates their fair value. At December 31, 2000 and 1999 the fair value of notes receivable $569,788 and $103,164, respectively.

Policy  Loans
-------------

The carrying value of policy loans approximates their fair value. At December 31, 2000 and 1999, the fair value of policy loans was $100,687 and $32,194, respectively.

12.  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)

Other  Invested  Assets
-----------------------

The carrying value of other invested assets approximates their fair value. At December 31, 2000 and 1999 the fair value of other invested assets was $510,000 and $150,000, respectively.

Investments  in  Related  Parties
---------------------------------

The Company holds investments in related parties of $237,500 and $125,000 at December 31, 2000 and 1999. These investments represent organizer shares purchased in the initial private placement of the respective entities and are restricted under Rule 144 of the Act. Accordingly, there are no quoted market prices for these investmentsThese investments are carried at cost in the accompanying consolidated balance sheets.

Investment  Contracts
---------------------

The carrying value of investment-type fixed annuity contracts approximates their fair value. At December 31, 2000 and 1999, the fair value of investment-type fixed annuity contracts were $4,629,330 and $3,004,186, respectively.

13.  STOCK  OPTIONS

The Company adopted a stock option plan for 200,000 common stock shares. The option exercise price pursuant to the plan was $1.05. Grantees have not more than one year in which to exercise their options. The stock acquired pursuant to exercise of options granted is non-transferable for a period of two years from the date of acquisition. The Company's three founding officers are not eligible to participate in the plan. The stock options became available for granting on March 4, 1997. The plan was terminated on June 7, 1999. There are no options outstanding under the plan.

14.  STOCK  COMPENSATION  PLAN

The Company adopted a stock compensation plan on June 7, 1999. The maximum number of shares to be awarded under the plan is 500,000. Participants are any employee, director, officer, consultant or advisor of the Company or its subsidiaries or who derive more than 50% of their annual income from those entities ("Insurance Agents"). Stock may be granted under the plan for present or past services rendered, future services to be rendered, or as bonuses in recognition of past service or performance. The stock acquired pursuant to the plan is non-transferable for a period of two years from the date of acquisition. At December 31, 2000 no grant had been made under the plan.

5.     COMPREHENSIVE  INCOME

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

The components of comprehensive income along with the related tax effects are presented for 2000, 1999 and 1998 as follows:





                                                         2000        1999       1998
Unrealized gain on available-for-sale securities:
Unrealized holding gains/(losses) during the period   $(791,227)  $(244,669)  $132,706
        Tax benefit/(expense)                           269,017      83,186    (45,120)
                                                      ----------  ----------  ---------
                                                       (522,210)   (161,483)    87,586
Less:
Adjustment for gains realized in net income                   -         205      6,829
                Tax benefit/(expense)                         -         (70)    (2,322)
                                                      ----------  ----------  ---------
                                                              -         135      4,507
Plus:
Adjustment for losses realized in net income             38,093           -          -
        Tax (benefit)/expense                           (12,951)          -          -
                                                      ----------  ----------  ---------
                                                         25,142           -          -
                                                      ----------  ----------  ---------
Other comprehensive income                            $(497,068)  $(161,618)  $ 83,079
                                                      ==========  ==========  =========

Net income/(loss)                                     $ (59,881)  $ 140,478   $134,397
Other comprehensive income/(loss) net of tax
   effect:
        Unrealized investment gains (losses)           (497,068)   (161,618)    83,079
                                                      ----------  ----------  ---------
Comprehensive income/(loss)                           $(556,949)  $ (21,140)  $217,476
                                                      ==========  ==========  =========

Net income/(loss) per common share - basic
and diluted                                           $   (0.10)  $    0.00   $   0.02
                                                      ----------  ----------  ---------

16.  SEGMENT  INFORMATION

 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", became effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131 which is consistent with prior year presentation. The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of December 31, 2000, 1999 and 1998 and for the years then ended is as follows:


                                            2000          1999          1998
Revenues:
Life and annuity insurance operations   $ 4,235,693   $ 3,882,532   $ 2,814,106
Venture capital operations                        -        30,923         4,101
Corporate operations                        245,280       199,834       167,002
                                        ------------  ------------  ------------
Total                                   $ 4,480,973   $ 4,113,289   $ 2,985,209
                                        ============  ============  ============

Income (loss) before income taxes:
Life and annuity insurance operations   $   873,928   $ 1,045,750   $   935,549
Venture capital operations                        -        30,923         4,085
Corporate operations                       (672,810)     (681,655)     (540,135)
                                        ------------  ------------  ------------
Total                                   $   201,118   $   395,018   $   399,499
                                        ============  ============  ============

Assets:
Life and annuity insurance operations   $19,163,645   $16,729,347   $11,850,273
Venture capital operations                  208,766       208,766        50,343
Corporate operations                      1,712,838     2,125,589     3,332,409
                                        ------------  ------------  ------------
Total                                   $21,085,249   $19,063,702   $15,233,025
                                        ============  ============  ============

Depreciation and amortization expense:
Life and annuity insurance operations   $   645,784   $   760,468   $   426,476
Venture capital operations                        -             -             -
Corporate operations                         17,111        15,708        16,436
                                        ------------  ------------  ------------
Total                                   $   662,895   $   776,176   $   442,912
                                        ============  ============  ============


17.  PRIVATE  PLACEMENT  OFFERING

In February 1999 the Company commenced an offering of 200,000 shares of class A common stock no par value for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by agents of the Company. The Company completed the sale of 200,000 shares that raised total proceeds of $500,000 and incurred offering cost, including commissions, of $55,608.

18.  PURCHASE  OF  FAC  STOCK AND SALE OF BENEFIT CAPITAL LIFE INSURANCE COMPANY

On June 27, 2000, the Company purchased 132,000 shares of FAC common stock from Chris Haas ("Haas"), former Chairman of the Board of the Company, for $2.49 per share for an aggregate purchase price of $328,680 and entered into an agreement with HAAS to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. Under the terms of the agreement, FAC will purchase BCLIC from FAIC for $670,000 cash and FAC will exchange BCLIC for HAAS FAC shares. The agreement is subject to regulatory approval by the Kentucky and Louisiana Departments of Insurance.

19.  COMMITMENTS

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

On  May  2,  2000  the  Company  entered  into  an agreement with Ken Belsky and
Associates, LLC to provide a credit facility of $600,000 at a 10% rate of interest to Ken Belsky & Associates, LLC ("Borrower"). Advances under the credit facility will be made as follows: (I) $300,000 as of the closing date through March 31, 2001 and (ii) $300,000 as of the satisfaction of the funding conditions through March 31, 2001, funding conditions were met on March 10, 2000. Upon the Company's advance to Borrower of the first $100,000, Borrower will issue a one percent (1%) membership interest in Borrower to the Company and upon the Company's advance to borrow of any amount in excess of $300,000, Borrower will issue an additional one percent (1%) membership interest in Borrower to the Company. Principal and interest under the credit facility shall be due and payable as follows: monthly payments of interest only on the outstanding balance of the loans through March 1, 2001 and then principal and interest will be payable in thirty (30) equal monthly installments beginning April 1, 2001. At December 31, 2000, $250,000 had been loaned pursuant to the agreement.

On June 21, 2000 the Company agreed to purchase 100,000 shares of its common stock from Stephen T. Haas and Tracy M. Hoggard for $1.50 per share for an aggregate purchase price of $150,000, over a period not to exceed 30 months, if certain conditions occur. On December 7, 2000 a new purchase agreement was entered into whereby the Company will purchase 12,500 shares per quarter for eight consecutive quarters, beginning December 7, 2000. At December 31, 2000, 12,500 shares have been purchased under the agreement.

20.  SUBSEQUENT  EVENT

On  March  5,  2001  the  sale  of  BCLIC  to  Haas was completed (see Note 18).

                                  Exhibit 10(g)

        Amended service agreement between First Alliance Corporation and
                       First American Capital Corporation


                            ADMINISTRATION AGREEMENT


This AGREEMENT is made and entered into by and between FIRST AMERICAN CAPITAL CORPORATION, a Kansas corporation with principal offices located at 3360 S.W. Harrison Street, Topeka, Kansas (the "Client"), and FIRST ALLIANCE CORPORATION, a Kentucky corporation with principal offices located at 2285 Executive Drive, Suite 308, Lexington, Kentucky ("First Alliance") as of January 1, 2000 ("Effective Date").

WHEREAS, the Client desires to have services performed in the administration of the life insurance and annuity business of its wholly-owned subsidiary FIRST LIFE AMERICA CORPORATION ("First Life"); and

WHEREAS, the Client desires to have administrative services performed for its operations as a life insurance holding company and for its wholly-owned venture capital subsidiary FIRST CAPITAL VENTURE, INC.("First Capital"); and

WHEREAS, First Alliance is willing to provide these services to the Client and its subsidiaries, subject to the terms and conditions set forth in this AGREEMENT below.

NOW, THEREFORE, in consideration of the mutual agreements herein contained, First Alliance and Client agree as follows:

1.     ACCOUNTING  AND  REPORTING

First Alliance will provide Client accounting services related to the operations of the Client and its subsidiaries. These services shall include:

     a.  Investments

First Alliance shall provide monthly investment transaction recognition and reporting which shall include purchases and sales of investments; income received from investment transactions; and all normal monthly accrual basis accounting reporting. First Alliance shall provide this investment information in a format and schedule as agreed to by both parties. Client agrees to, in a timely fashion, provide or to have provided to First Alliance all investment reports received from banks, investment managers or any source providing the information required for the preparation of investment reports by First Alliance.

     b.  Securities  and  Exchange  Commission  ("SEC")  Reporting
First Alliance shall provide to Client accounting services required in the preparation of financial statements and reports using Generally Accepted Accounting Principals ("GAAP") required to be filed with the SEC. These reports shall include, but are not limited to, quarterly reporting using SEC Form 10-QSB; annual reporting using SEC Form 10-KSB and the filing of definitive proxy statements with the SEC. First Alliance shall be responsible for filing of reports electronically using the SEC EDGAR system or any other method required by the SEC.

     c. Insurance Department and National Association of Insurance Commissioner ("NAIC") Filings

First Alliance shall prepare financial statements on the forms prescribed by the NAIC using Statutory Accounting Principals ("SAP") to be filed on a quarterly and annual basis with the NAIC and any insurance department in which First Life is obligated to file said statements. Additionally, First Alliance shall prepare any report required to be filed with any insurance department in any state in which First Life is obligated to file based on the statutes and insurance laws of said state.

     d.  Taxes

First Alliance shall prepare all tax returns to be filed based on income, premiums, property owned or leased, payroll, organizational or any other form of taxation or remittance to any taxing body under which Client is required to file.

     e.  Auditor  Support

First Alliance shall interface with the Client's independent auditors or insurance department auditors, prepare working papers and assist the auditors in the completion of the audit or examination. Any travel, lodging and meal expense incurred by First Alliance related to an audit or examination shall be borne by Client.

     f.  General  Accounting

First Alliance shall perform all normal monthly account reconciliations, reconciliation of data processing reports, maintenance of the Client's chart of accounts and any other general accounting functions with the exception of general ledger posting of cash transactions and accounts payable.

g.     Miscellaneous  Accounting  and  Reporting

First Alliance shall provide Client any other miscellaneous accounting and reporting services as agreed to by both parities.

h.     Document  Review

Prior to filing all documents enumerated in items a. through g. above, Client shall be provided all documents based on the schedule attached as Exhibit B. Further, First alliance shall file said documents only upon the authorization of Client.

1.1     CONTRACTED  SERVICES

Additional services not included in Section 1 above such as consulting for an acquisition or merger may be provided by First Alliance at a rate of cost plus ten percent (10%) of which cost includes normal employee compensation, payroll costs and employee benefits. Costs for travel and meals shall be reimbursed as incurred.

2.     INSURANCE  ADMINISTRATION  SERVICES

First Alliance shall provide Client services related to the administration of insurance operations of First Life. These services shall include:

     a.  Application  Underwriting

First Alliance shall review life insurance and annuity applications received from Client and issue an underwriting decision on the acceptance or declination of risk related to each insured. In the course of underwriting, a First
Alliance representative may direct an employee of the Client to request information necessary to underwrite an application. These requests may include, but are not limited to, medical exams, attending physician statements and inspection reports. Client agrees to provide the requested information on a timely basis to First Alliance. From time to time, a representative of First Alliance may consult with the Medical Director of First Life regarding the review of an application.

     b.  Reinsurance

First Alliance shall provide information to Client necessary for the payment of Accidental Death Benefit reinsurance premium payments due annually. Additionally, First Alliance management will provide consultation services related to any reinsurance transaction as requested by Client.

     c.  Claim  Processing

First Alliance will investigate and recommend the payment or denial of any death claims of First Life.

     d.  Policy  Development  and  Actuarial  Interface  Services

First Alliance shall provide assistance, as requested, regarding the development of additional products to be marketed by First Life. Additionally, First Alliance will interface with actuaries related to any audits, illustrations or any other necessary actuarial communications.

3.     CLIENT  OBLIGATIONS

First Alliance shall provide (and bear the expense of providing) all of the services described in Sections 1 and 2 above. First Alliance shall neither provide nor bear the expense of providing 1.) items not related to the conduct of the Client's life insurance and annuity business; or 2.) arising out of the interpretation or enforcement of this Agreement. First Alliance shall not be responsible for any losses incurred by the Client and its wholly owned subsidiaries resulting from the providing of the services described in this Agreement absent of showing gross negligence.

4.     CLIENT  RETAINED  EXPENSES

The Client shall be directly responsible for the payment of the following expenses related to the Client's operations and the operations of its subsidiaries; fees to independent auditors, actuaries, legal counsel, investment advisors, or any other professional advisor or consultant; filing fees required of any federal, state or local government authorities; federal, state or local income, capital, franchise, premium or any other type of tax on revenue, income, assets or capital; interest on indebtedness; medical director fees; attending physician statement expenses; inspection reports; para-med exams; fees for membership in the MIB and monthly processing charges; fees or costs related to publications; costs related to the merger or acquisition of company such as due diligence costs, consulting fees, brokers fees, legal fees and any other acquisition related expenses; office rent; general office expense including postage, overnight courier expense, telephone, telegraph, printing, bank service fees, service bureau fees, bureau and association dues, periodicals, office supplies, equipment purchase and rental and any other general business expense; employee compensation and related taxes and benefits including travel and entertainment and computer hardware and software including data transmission requirements.

5.     EXPENSES  NOT  ENUMERATED

In the event that any expense is incurred by the Client which is neither enumerated nor described in the Agreement, First Alliance shall have no obligation to bear the cost of said expense. However, the parties may enter into a separate agreement with respect to said expense or expenses provided that the agreement(s) is/(are) not in violation of any applicable laws or regulation in any jurisdiction in which the Client conducts its operations.

6.     TERM

The term of the agreement shall be for a period of four (4) years from the Effective Date of this Agreement or for the period of time in which First Life markets it's primary product referred to as the "First America 2000" or unless sooner terminated pursuant to Section 9 herein.

7.     CHARGES

In consideration for the services provided in this Agreement, Client agrees to pay First Alliance based on the fee schedule attached as Exhibit A.

8.     TIME  OF  PAYMENT

The  payments  to  First  Alliance  arising out of the calculations set forth in
Section 7 above are to be remitted on a monthly basis and are due on or before the fifth day of the month following the incurring of the obligation to pay.

9.     TERMINATION

The Agreement may be terminated by either party with 120 days written notice. Upon termination of the contract, all fees to be paid under Section 7 shall continue until all such earned fees have been received by First Alliance.

10.     GOVERNING  LAW

This Agreement shall be governed and enforced by the laws of the state of Kentucky.

11.     BINDING  ARBITRATION

In the event that any dispute cannot be resolved among the parties, it is herein agreed that any disputes arising under this agreement shall be submitted to binding arbitration under the rules of commercial arbitration of the American Arbitration Association.

12.     ENTIRE  AGREEMENT

This Agreement shall constitute the entire agreement between the parties. Any prior understanding or representation of any kind preceding the date of this Agreement shall not be binding on either party except to the extent expressly set out in this Agreement.

13.     MODIFICATIONS

Any modification of this Agreement or additional obligation assumed by either party in connection with this agreement shall be binding only if evidenced in a written document signed by both parties.

14.     BINDING  EFFECT

This Agreement shall inure to the benefit of and be binding upon the parties to this Agreement, their successors and assigns.

15.     PARTIAL  INVALIDITY

The invalidity of any part of this Agreement will not and shall not be deemed to affect the validity of any other part of this Agreement. In the event that any provision of this Agreement is held to be invalid, the parties agree that the remaining provisions shall remain in full force and effect as if they had been executed by both parties subsequent to the expungement of the invalid provision.

16.     NOTIFICATION

Any notices required under this Agreement shall be made to the party to receive notice at the party's principal place of business as described in the first paragraph of this Agreement unless said party has notified the other party in writing of a change of address pursuant to this section.

17.     PARAGRAPH  HEADINGS

The titles to the paragraphs of this Agreement are solely for the convenience of the parties and shall not be used to explain, modify or simplify the provision of this Agreement.

18.     FAILURE  TO  INSIST  ON  PERFORMANCE

Failure at any time to insist on performance of any term or provision of this Agreement shall not be deemed a waiver of any right reserved or any other provision of this Agreement.

19.     FORCE  MAJEURE

Neither party shall be liable for delays in their performance of any of its obligations hereunder due to causes beyond its reasonable control including, without limitation, acts of God, strikes, computer equipment malfunction or inability to obtain timely services or materials from usual sources.

                              SIGNATURES


FIRST  AMERICAN  CAPITAL  CORPORATION

by:  /s/  Rick  D.  Meyer

officer's  title:  President

date:  1/1/2000


ACCEPTED  BY:

FIRST  ALLIANCE  CORPORATION

by:  /s/  Thomas  Evans

officer's  title:  Vice  President

date:  1/5/2000

                                    Exhibit A

Charges shall be based on a percentage of the life insurance and annuity premiums of the "First America 2000" delivered by First Life. Delivered premiums are defined as premiums received on new written business which has been underwritten and the policy accepted by the policyholder upon delivery by the agent. The percentages shall be five percent (5%) of first year premiums; three and one half percent (3.5%) of second year premiums; three percent (3%) of third year premiums; two percent (2%) of fourth year premiums; one percent (1%) of fifth year premiums; one percent (1%) for premiums in years six (6) through ten (10) for ten pay contracts and one-half percent (.5%) for premiums in years six (6) through twenty (20) for twenty pay contracts.

                                  EXHIBIT 21.1

Subsidiaries  of  Registrant

First  Alliance  Corporation  (Kentucky  Corporation)
100%  First  Kentucky  Capital  Corporation  (Kentucky  Corporation)
100%  First  Alliance  Insurance  Company  (Kentucky  Corporation)

First Alliance Insurance Company owns 100% of Benefit Capital Life Insurance Corporation (Louisiana Corporation)