Form 10QSB
period 2001-03-31
FIRST ALLIANCE CORP /KY/
filed 2001-05-15
CIK 910603

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934
              For  the  quarterly  period  Ended  March  31,  2001

                                       or

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934
     For  the  transition  period  From             to              .

                        Commission file number : 33-67312
                                                 --------

                           FIRST ALLIANCE CORPORATION
                           --------------------------
        (exact name of small business issuer as specified in its charter)


           Kentucky                                     61-1242009
------------------------------------               ------------------------
(State  or  other  jurisdiction                    (I.R.S. Employer Number)
of  incorporation  or  organization)


       2285 Executive Drive, Suite 308      Lexington, Kentucky    40505
       --------------------------------------------------------------------
                     (Address of principal executive offices)

                                 (859) 299-7656
                                 --------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE INSURERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common  Stock,  No  Par  Value  5,259,360  shares  as  of  April  30,  2001

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes___  No   X
                                                                             ---

                           FIRST ALLIANCE CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


Part  I.      FINANCIAL  INFORMATION                                   Page  No.
------------------------------------                                  ----------

Item  1.  Financial  Statements:


     Condensed  Consolidated  Balance  Sheets  at
          March  31,  2001  and  December  31,  2000                         1

     Condensed  Consolidated  Statements  of  Operations
          for  the  three  months  ended  March  31,  2001  and  2000        3

     Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          three  months  ended March 31, 2001 and 2000                       4

     Notes  to  Condensed Consolidated Financial Statements                  6

     Management's  Discussion  and  Analysis  or  Plan  of  Operation        9


Part  II.
---------

Item  6.  Exhibits  and Reports on Form 8-K                                 11

Signatures                                                                  12
----------


                                 FIRST ALLIANCE CORPORATION

                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    March 31,  December 31,
                                                                      2001         2000
                                                                   -----------  -----------
ASSETS                                                              Unaudited

Investments:
  Available-for-sale fixed maturities, at fair value
    (amortized cost, $8,004,150 and $8,548,507
      in 2001 and 2000, respectively)                              $ 8,309,959  $ 8,734,400
  Equity securities (cost of $2,698,312 and $3,168,318
      in 2001 and 2000, respectively)                                1,511,996    2,132,095
  Policy loans                                                          63,714      100,687
  Notes receivable (net of $149,698 valuation
    allowance in 2001 and 2000)                                        547,198      569,788
  Other invested assets                                                660,000      510,000
                                                                   -----------  -----------
Total investments                                                   11,092,867   12,046,970

Cash and cash equivalents                                            4,146,163    4,044,915
Investments in related parties                                         237,500      237,500
Receivables from related parties                                        32,510       35,675
Accrued investment income                                              159,573      144,074
Premiums receivable                                                    107,255      136,069
Advances to agents                                                      49,224       36,382
Reinsurance recoverable                                                737,854      714,561
Deferred policy acquisition costs                                    3,719,937    3,364,088
Value of insurance acquired                                                  -       57,224
Goodwill                                                                     -      151,027
Office furniture and equipment, less accumulated depreciation of
 $96,828 and $116,975 in 2001 and 2000, respectively                    43,824       45,580
Other assets                                                            58,218       71,184
                                                                   -----------  -----------
Total assets                                                       $20,384,925  $21,085,249
                                                                   ===========  ===========

See notes to condensed consolidated financial statements


                               FIRST ALLIANCE CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS (continued)



                                                              March  31,  December  31,
                                                                 2001          2000
                                                             ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                         (Unaudited)
Policy and contract liabilities:
  Annuity contract liabilities                               $ 5,128,763   $ 4,629,330
  Life policy reserves (net of reinsurance ceded
    reserves of $347,141 and $340,172 in 2000 and
    1999, respectively)                                        3,695,212     4,379,730
  Unearned premium reserves                                      347,141       358,981
  Policy and contract claims                                      45,647       108,889
  Policyholder dividend deposits                                       -        42,726
  Policyholder premium deposits                                  193,223       187,798
  Deposits on pending policy applications                        375,783       276,287
  Unearned revenue                                               157,648        77,010
  Reinsurance premiums payable                                    56,772        56,349
                                                             ------------  ------------
Total policy and contract liabilities                         10,000,189    10,117,100

Commissions, salaries, wages and benefits payable                196,216       175,191
Accrued expenses and other liabilities                           101,411        55,232
Federal income taxes payable:
     Current                                                           -        11,583
     Deferred                                                    698,007       575,826
                                                             ------------  ------------
Total liabilities                                             10,995,823    10,934,932

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
     authorized; 5,259,360 and 5,527,360 shares issued and
     outstanding at March 31, 2001 and December 31, 2000         525,936       552,736
Additional paid in capital                                    12,628,272    12,628,272
Retained Earnings - deficit                                   (3,192,820)   (2,469,474)
Accumulated other comprehensive income                          (572,286)     (561,217)
                                                             ------------  ------------
Total shareholders' equity                                     9,389,102    10,150,317
                                                             ------------  ------------
Total liabilities and shareholders' equity                   $20,384,925   $21,085,249
                                                             ============  ============

See notes to condensed consolidated financial statements.


                                FIRST ALLIANCE CORPORATION

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended
                                                                 March 31,     March 31,
                                                                    2001          2000
                                                                ------------  ------------
                                                                (Unaudited)   (Unaudited)
REVENUES
     Premium income (net of reinsurance of $259,551 in
       2001 and $234,873 in 2000)                               $ 1,118,586   $   916,043
     Net investment income                                          170,682       191,803
     Net realized investment losses                                (214,548)      (27,095)
     Service fee revenue                                             56,304        44,938
     Other income                                                     8,024         4,618
                                                                ------------  ------------
            Total revenue                                         1,139,048     1,130,307


BENEFITS AND EXPENSES
    Increase in policy reserves                                     188,942       188,645
    Death claims (net of reinsurance of $43,340 in 2001
        and  $1,815 in 2000)                                          2,272        12,586
    Policyholder surrender values                                    62,564        53,797
    Interest credited on annuities and premium deposit funds        111,397        68,630
    Payment of dividend accumulations                                     -           959
    Commissions                                                     320,118       361,695
    Policy acquisition costs deferred                              (478,671)     (407,157)
    Amortization expense:
      Deferred policy acquisition costs                             122,822       120,840
      Value of insurance acquired                                       681         1,022
    Selling, administrative and general insurance expense           229,922       181,833
    Salaries, wages and employee benefits                           350,346       289,726
    Professional fees                                                18,603        56,108
    Depreciation expense                                              4,603         4,562
    Other operating cost and expenses                               143,956       114,984
                                                                ------------  ------------

           Total benefits and expenses                            1,077,555     1,048,230
                                                                ------------  ------------

INCOME FROM OPERATIONS                                               61,493        82,077
                                                                ------------  ------------

Federal income taxes                                                141,639        89,839
                                                                ------------  ------------

NET LOSS                                                        $   (80,146)  $    (7,762)
                                                                ============  ============

NET INCOME(LOSS) PER COMMON SHARE-BASIC AND DILUTED             $     (0.01)  $      0.00
                                                                ============  ============

See notes to condensed consolidated financial statements.



                               FIRST ALLIANCE CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three months ended
                                                               March 31,     March 31,
                                                                 2001          2000
                                                             ------------  ------------
                                                             (Unaudited)   (Unaudited)
Operating activities:
Net loss                                                     $   (80,146)  $    (7,762)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Interest credited on annuities and premium deposits           118,757        65,839
   Provision for depreciation                                      4,603         4,562
   Amortization of premium and accretion of discount on
       fixed maturity investments                                  5,190         5,657
   Amortization of value of insurance acquired                       681         1,022
   Net realized investment (gains) loss                          204,565        27,095
   Provision for deferred federal income taxes                   141,154        92,031
   Increase in policy loans                                       (2,490)      (14,672)
   Increase in accrued investment income                         (25,206)      (45,129)
   (Increase) decrease in receivables from related parties         3,165       (45,894)
   (Increase) decrease in reinsurance recoverable                (23,293)        1,418
   Increase in federal income tax recoverable                          -         1,603
   Increase in deferred policy acquisition costs, net           (355,849)     (286,317)
   Increase (decrease) in unearned revenue                        80,638        (3,598)
   (Increase) decrease in premiums due                            26,893        (6,760)
   (Increase) decrease in other assets                            (2,703)        3,755
   Increase in policy reserves                                   212,948       188,645
   Increase in deposits on pending policy applications            99,496       100,617
   Decrease in claims payable                                    (63,242)      (29,845)
   Increase (decrease) in reinsurance premiums payable               423        (1,591)
   Decrease in federal income taxes payable                      (11,583)            -
   Increase in commissions, salaries, wages and benefits          21,025         9,351
   Increase (decrease) in accounts payable, accrued
       expenses and other liabilities                             48,563       (27,645)
                                                             ------------  ------------
Net cash provided by operating activities                        403,589        32,382

INVESTING ACTIVITIES:
   Purchase of available-for-sale fixed maturities            (1,586,189)   (2,188,995)
   Sale of available-for-sale fixed maturities                 1,011,823     1,851,840
   Purchase of common stock                                            -    (4,722,572)
   Sale of common stock                                          255,947       958,938
   Sale of subsidiary net of cash disposed                      (232,850)       (3,719)
   Purchase of limited partnership interest                     (150,000)            -
   Purchase of limited liability company interest                      -      (300,000)
   Short term investments disposed                                     -       200,000
   Decrease in notes receivable                                   22,590        18,051
   Purchase of furniture and equipment, net                       (9,986)         (294)
                                                             ------------  ------------
Net cash (used in) investing activities                         (688,665)   (4,186,751)


                           FIRST ALLIANCE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                        Three months ended
                                                      March 31,     March 31,
                                                         2001          2000
                                                     ------------  ------------
                                                     (Unaudited)   (Unaudited)

FINANCING ACTIVITIES:
    Deposits on annuity contracts, net                   391,873       357,653
    Policyholder premium deposits, net                    (5,772)        6,299
    Policyholder dividend deposits, net                      223          (548)
    Proceeds from sale of common stock                         -       105,450
    Cost of stock offering                                     -        (1,050)
    Repurchase of company stock                                -       (14,400)
                                                     ------------  ------------
Net cash provided by (used in) financing activities      386,324       453,404
                                                     ------------  ------------

Increase(decrease) in cash and cash equivalents          101,248    (3,700,965)

Cash and cash equivalents beginning of period          4,044,915     5,540,571
                                                     ------------  ------------
Cash and cash equivalents at end of period           $ 4,146,163   $ 1,839,606
                                                     ============  ============
See notes to condensed consolidated financial statements.


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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(2)     SUBSIDIARY  OPERATIONS

The Company's wholly owned subsidiaries', First Alliance Insurance Company ("FAIC") and First Kentucky Capital Corporation ("FKCC"), are included in the condensed consolidated financial information. Benefit Capital Life Insurance Company ("BCLIC") is included from the date of acquisition of December 30, 1999 until its sale effective February 28, 2001.

(3)     COMPREHENSIVE  INCOME

The components of comprehensive income along with the related tax effects are presented for the quarters ended March 31, 2001 and 2000 as follows:

                                                     2001       2000
                                                   ---------  ---------
Unrealized loss on available-for-sale securities:
  Unrealized holding losses during the period      $(17,029)  $(74,473)
    Tax benefit                                       5,960     25,322
                                                   ---------  ---------
Other comprehensive income                          (11,069)   (49,151)
                                                   =========  =========

Net loss                                           $(80,146)  $ (7,762)
  Other comprehensive income(loss) net of tax
   effect:
         Unrealized investment loss                 (11,069)   (49,151)
                                                   ---------  ---------
Comprehensive loss                                 $(91,215)  $(56,913)
                                                   =========  =========

Net income(loss) per common share - basic
 and dilute                                        $  (0.02)  $   0.00
                                                   =========  =========



(4)     INVESTMENTS

On February 17, 2000 the Company executed an agreement with Ken Belsky to purchase a 10% interest in Ken Belsky & Associates, LLC ("KBA"), for
$300,000 cash. The Company also received an option to purchase up to an additional 5% interest for an amount equal to $30,000 for each 1% of the additional interest purchased. The option expires February 17, 2001. The
Company did not exercise its option to purchase any additional interest in KBA. Ken Belsky and Associates LLC is a general insurance agency specializing in the marketing of substandard life insurance policies.

On January 31, 2001 the Company invested an additional $150,000 in Prosperitas Investment Partners, LP ("Prosperitas") as a result of a capital call by Prosperitas.

(5)     RELATED  PARTY  TRANSACTIONS

The Company entered into a service agreement with Integrity Capital Corporation effective March 1, 2001. Pursuant to the terms of the agreement, the Company provides data processing, accounting and reporting services in return for a $4,000 per month service fee.

(6)     SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of March 31, 2001 and December 31, 2000 and for the quarters ended March 31, 2001 and 2000 is as follows:



                                             2001          2000
                                         ------------  ------------
Revenues:
  Life and annuity insurance operations  $ 1,280,351   $ 4,235,693
  Venture capital operations                       -             -
  Corporate operations                      (141,303)      245,280
                                         ------------  ------------
    Total                                $ 1,139,048   $ 4,480,973
                                         ============  ============

Income (loss) before income taxes:
  Life and annuity insurance operations  $   318,487   $   873,928
  Venture capital operations                     (66)            -
  Corporate operations                      (256,928)     (672,810)
                                         ------------  ------------
    Total                                $    61,493   $   201,118
                                         ============  ============

Assets:
  Life and annuity insurance operations  $19,138,989   $19,163,645
  Venture capital operations                 308,700       208,766
  Corporate operations                       937,236     1,712,838
                                         ------------  ------------
    Total                                $20,384,925   $21,085,249
                                         ============  ============

Depreciation and amortization expense:
  Life and annuity insurance operations  $   124,022   $   645,784
  Venture capital operations                       -             -
  Corporate operations                         4,084        17,111
                                         ------------  ------------
    Total                                $   128,106   $   662,895
                                         ============  ============

                           FIRST ALLIANCE CORPORATION

(7)     EARNINGS  PER  SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares was 5,449,938 in 2001 and 5,659,064 in 2000
 .

(8)     SALE  OF  BENEFIT  CAPITAL  LIFE  INSURANCE  COMPANY

On June 27, 2000, the Company entered into an agreement with Chris Haas ("Haas"), former Chairman of the Board of the Company, to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. Under the terms of the agreement, FAC will purchase BCLIC from FAIC for $670,000 cash and FAC will exchange BCLIC for HAAS FAC shares. On March 5, 2001 the sale of BCLIC to Chris Haas was completed. Under the terms of the agreement, FAC purchased BCLIC from FAIC for $670,000 cash and FAC exchanged BCLIC for 268,000 shares of FAC stock.

(9)     COMMITMENTS

On June 16, 1999, First Kentucky Capital Corporation executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents five percent of the total investment, was paid upon the execution of the subscription agreement. Total payments in the amount of $300,000 have been made and the remaining amount of the commitment is due on the fourth anniversary of the initial capital contribution.

On  May  2,  2000  the  Company  entered  into  an agreement with Ken Belsky and
Associates, LLC to provide a credit facility of $600,000 at a 10% rate of interest to Ken Belsky & Associates, LLC ("Borrower"). Advances under the credit facility will be made as follows: (I) $300,000 as of the closing date through March 31, 2001 and (ii) $300,000 as of the satisfaction of the funding conditions through March 31, 2001, funding conditions were met on March 10, 2000. Upon the Company's advance to Borrower of the first $100,000, Borrower will issue a one percent (1%) membership interest in Borrower to the Company and upon the Company's advance to borrow of any amount in excess of $300,000, Borrower will issue an additional one percent (1%) membership interest in Borrower to the Company. Principal and interest under the credit facility shall be due and payable as follows: monthly payments of interest only on the outstanding balance of the loans through March 1, 2001 and then principal and interest will be payable in thirty (30) equal monthly installments beginning April 1, 2001. At March 31, 2001, $250,000 had been loaned pursuant to the agreement.

On June 21, 2000 the Company agreed to purchase 100,000 shares of its common stock from Stephen T. Haas and Tracy M. Hoggard for $1.50 per share for an aggregate purchase price of $150,000, over a period not to exceed 30 months, if certain conditions occur. On December 7, 2000 a new purchase agreement was entered into whereby the Company will purchase 12,500 shares per quarter for eight consecutive quarters, beginning December 7, 2000. At March 31, 2001, 12,500 shares have been purchased under the agreement.

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

For the three months ended March 31, 2001 net loss increased $72,384 compared to the three months ended March 31, 2000 results and earnings per share decreased to a loss per share of $.01 compared to the quarter ending March 31, 2000. Equity per share decreased 3% to $1.79. A significant portion of these results is attributable to the timing of the Company s decision to substantially increase its investment in equity securities.

Dispositions
------------

Purchase  of  FAC  Stock  and  Sale  of  Benefit  Capital Life Insurance Company

On June 27, 2000, the Company entered into an agreement with Chris Haas ("Haas"), former Chairman of the Board of the Company, to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. Under the terms of the agreement, FAC will purchase BCLIC from FAIC for $670,000 cash and FAC will exchange BCLIC for HAAS FAC shares. On March 5, 2001 the sale of BCLIC to Chris Haas was completed. Under the terms of the agreement, FAC purchased BCLIC from FAIC for $670,000 cash and FAC exchanged BCLIC for 268,000 shares of FAC stock.

Consolidated  Financial  Condition
----------------------------------

Shareholders' equity totaled $9,389,102 and $10,150,317 at March 31, 2001 and December 31, 2000, respectively. The March 31, 2001 balance reflects a net decrease of approximately 3% for the three month period then ended. Comprehensive income (loss) totaled $(91,215) and $(56,913) for the three months ended March 31, 2001 and 2000, respectively. A significant portion of comprehensive income activity arose from the Company's equity securities portfolio. Equity securities comprised approximately 7% and 21% of the Company's total assets as of March 31, 2001 and 2000, respectively. Equity portfolio positions decreased $470,000 on a cost basis and $620,099 on a market value basis for the first three months of 2001. Fixed maturity portfolio positions decreased $544,357 on an amortized cost basis and $424,441 on a market value basis during the same time period. The increase of $150,000 in other invested assets during the period resulted from the Company's investment in a venture capital limited partnership. Cash and cash equivalents increased $101,248 during the period.

Consolidated  Results  of  Operations
-------------------------------------

Net premiums increased approximately 22% during the first three months of 2001 compared to the first three months of 2000. Revenues for the three months ended March 31 totaled $1,139,048 in 2001 and 1,232,773 in 2000. The decrease is primarily attributable to realized investment losses of $214,548 primarily resulting from the sale of equity securities and a $9.982 loss from the sale of its subsidiary Benefit Capital Life Insurance Company. Service fee revenue increased $11,366 or 25% during the period.

Cash  Flow  And  Liquidity
--------------------------

Cash flow provided by operations totaled $403,589 for the three months ended March 31, 2001 compared to $32,382 provided by operations for the same period in the prior year. The change resulted primarily from the increase in premium income. $688,665 of cash was used in investing activities during the first three months of 2001. The change resulted primarily from a net increase in available for sale fixed maturities. $386,324 of cash provided by financing activities during the first three months of 2001 is due primarily to annuity deposits.

The insurance operations generally provide adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. The Company's bonds and equity security investments are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose. The Company has commitments to (I) purchase investments of 150,000 in 2003 (ii) purchase shares of its common stock of $60,000 in 2001, $60,000 in 2002 and $11,250 in 2003 and (ii) fund a credit facility of $300,000 in 2001.

Part  II.  -  Other  information

Item  6.   Exhibits  and  Reports  on  Form  8-K

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000

Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.


                                        First  Alliance  Corporation
                                        ----------------------------
                                             (registrant)




Date    May  15,  2001                                 /s/  Michael  N.  Fink
    --------------------------                         ----------------------
Michael  N.  Fink,  President



Date    May  15,  2001                                 /s/  Thomas  I.  Evans
     -------------------------                         ----------------------
Thomas  I.  Evans,  Vice  President/Secretary