Form 10QSB
period 2001-06-30
FIRST ALLIANCE CORP /KY/
filed 2001-08-14
CIK 910603

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934 For  the  quarterly  period
                         Ended  June  30,  2001

                                       or

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934 For  the  transition  period  From    to   .

                        Commission file number : 33-67312
                                                 --------

                         FIRST ALLIANCE CORPORATION
  ------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


           Kentucky                                61-1242009
------------------------------------             -------------
(State  or  other  jurisdiction                (IRS Employer number)
of  incorporation  or  organization)


  2285 Executive Drive, Suite 308      Lexington, Kentucky     40505
  --------------------------------------------------------------------
                 (Address of principal executive offices)



                         (859) 299-7656
                    -----------------------
                   (Issuer's telephone number)


                 APPLICABLE ONLY TO CORPORATE INSURERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common  Stock,  No  Par  Value  5,522,655  shares  as  of  July  31,  2001

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes___  No   X
                                                                             ---

                           FIRST ALLIANCE CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


Part  I.      FINANCIAL  INFORMATION                                  Page  No.
------------------------------------                                 ----------

Item  1.  Financial  Statements:


     Condensed  Consolidated  Balance  Sheets  at
     June  30,  2001  and  December  31,  2000                            1

     Condensed  Consolidated  Statements  of  Operations
     for  the  three  months  ended  June  30, 2001 and 2000 and
     for  the  six  months  ended  June  30,  2001  and  2000             3

     Condensed  Consolidated  Statements  of  Cash  Flows  for  the
     for  the  three  months  ended  June  30,  2001  and  2000  and
     for  the  six  months  ended  June  30,  2001  and  2000             4

     Notes  to  Condensed Consolidated Financial Statements               6

     Management's  Discussion  and  Analysis  or  Plan  of  Operation     10

Part  II.
---------

Item  6.  Exhibits  and Reports on Form 8-K                               12

Signatures                                                                13
----------

                                 FIRST ALLIANCE CORPORATION

                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,   December 31,
                                                                       2001         2000
                                                                    -----------  -----------
ASSETS                                                               Unaudited
Investments:
Available-for-sale fixed maturities, at fair value
  (amortized cost, $8,057,506 and $8,548,507
  in 2001 and 2000, respectively)                                   $ 8,233,249  $ 8,734,400
Equity securities (cost of $2,434,753 and $3,168,318
  in 2001 and 2000, respectively)                                     1,304,041    2,132,095
Policy loans                                                             64,808      100,687
Notes receivable (net of $254,334 and $149,698 valuation
  allowance in 2001 and 2000, respectively)                             813,330      569,788
Other invested assets                                                   425,000      510,000
                                                                    -----------  -----------
Total investments                                                    10,840,428   12,046,970

Cash and cash equivalents                                             4,873,193    4,044,915
Investments in related parties                                          237,500      237,500
Receivables from related parties                                         35,973       35,675
Accrued investment income                                               139,080      144,074
Premiums receivable                                                     121,971      136,069
Advances to agents                                                       46,772       36,382
Reinsurance recoverable                                                 903,259      714,561
Deferred policy acquisition costs                                     4,067,211    3,364,088
Value of insurance acquired                                                   -       57,224
Goodwill                                                                      -      151,027
Office furniture and equipment, less accumulated depreciation of
  $101,707 and $116,975 in 2001 and 2000, respectively                   60,488       45,580
Other assets                                                             41,103       71,184
                                                                    -----------  -----------
Total assets                                                        $21,366,978  $21,085,249
                                                                    ===========  ===========

See notes to condensed consolidated financial statements

                              FIRST ALLIANCE CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                              June 30,    December 31,
                                                                2001          2000
                                                            ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                        (Unaudited)
Policy and contract liabilities:
Annuity contract liabilities                                $ 5,591,328   $ 4,629,330
Life policy reserves (net of reinsurance ceded
  reserves of $484,483 and $340,172 in 2001 and
  2000, respectively)                                         3,976,915     4,379,730
Unearned premium reserves                                       484,483       358,981
Policy and contract claims                                       45,647       108,889
Policyholder dividend deposits                                        -        42,726
Policyholder premium deposits                                   203,537       187,798
Deposits on pending policy applications                         292,615       276,287
Unearned revenue                                                124,579        77,010
Reinsurance premiums payable                                     59,624        56,349
                                                            ------------  ------------
Total policy and contract liabilities                        10,778,728    10,117,100

Commissions, salaries, wages and benefits payable               219,178       175,191
Accrued expenses and other liabilities                           51,099        55,232
Federal income taxes payable:
     Current                                                          -        11,583
     Deferred                                                   817,712       575,826
                                                            ------------  ------------
Total liabilities                                            11,866,717    10,934,932

Shareholders' equity:
Common stock, no par value, 8,000,000 shares authorized;
  5,522,655 and 5,527,360 shares issued and outstanding at
  June 30, 2001 and December 31, 2000, respectively             552,266       552,736
Additional paid in capital                                   13,391,827    12,628,272
Retained Earnings - deficit                                  (3,861,569)   (2,469,474)
Accumulated other comprehensive income                         (582,263)     (561,217)
                                                            ------------  ------------
Total shareholders' equity                                    9,500,261    10,150,317
                                                            ------------  ------------
Total liabilities and shareholders' equity                  $21,366,978   $21,085,249
                                                            ============  ============

See notes to condensed consolidated financial statements.


                                             FIRST ALLIANCE CORPORATION

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three months ended           Six months ended
                                                               June 30,       June 30,      June 30,      June 30,
                                                                 2001           2000          2001          2000
                                                              ------------  ------------  ------------  ------------
                                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUES
Premium Income (net of reinsurance
  of $533,045 in June 2001 and of $485,423 in June 2000)      $ 1,154,209   $   766,329   $ 2,272,795   $ 1,682,372
Net Investment Income                                             176,929       172,321       347,611       364,124
Net realized investment gain (loss)                                62,336          (857)     (152,212)      (27,952)
Service fee revenue                                                79,675        36,912       135,979        78,079
Other income                                                        9,805       147,464        17,829       258,319
                                                              ------------  ------------  ------------  ------------
Total revenue                                                   1,482,954     1,122,169     2,622,002     2,354,942

BENEFITS AND EXPENSES
Increase in policy reserves                                       252,655       174,579       441,597       362,676
Death claims (net of reinsurance of
  $138,945 in June 2001 and $23,988 in June 2000                   18,923        29,887        21,195        42,473
Policyholder surrender values                                      48,443        40,453       111,007        94,250
Interest credited on annuities and premium deposit fund           123,486        79,016       234,883       147,646
Payment of dividend accumulations                                       -           459             -         1,418
Commissions                                                       386,359       354,029       706,477       818,190
Policy acquisition costs deferred                                (559,763)     (247,792)   (1,038,434)     (654,949)
Amortization expense:
  Deferred policy acquisition costs                               212,489       194,301       335,311       315,141
  Value of insurance acquired                                           -         1,022           681         2,044
Selling, administrative and general insurance expenses            209,837       118,804       439,759       300,637
Salaries, wages and employee benefits                             391,761       257,272       742,107       546,998
Professional fees                                                  82,905        54,734       101,508       110,842
Depreciation expense                                                4,878         4,919         9,481         9,403
Other expenses                                                     64,433       111,956       208,389       227,566
                                                              ------------  ------------  ------------  ------------
Total benefits and expenses                                     1,236,406     1,173,639     2,313,961     2,324,335
                                                              ------------  ------------  ------------  ------------
INCOME FROM OPERATIONS                                            246,548       (51,470)      308,041        30,607

Federal income taxes                                              125,077        57,082       266,716       146,921
                                                              ------------  ------------  ------------  ------------
Net income (loss)                                             $   121,471   $  (108,552)  $    41,325   $  (116,314)
                                                              ============  ============  ============  ============
Net income (loss) per common share-
basic and diluted                                             $      0.02   $     (0.02)  $      0.01   $     (0.02)
                                                              ============  ============  ============  ============
See notes to condensed consolidated financial statements


                                FIRST ALLIANCE CORPORATION

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Six months ended
                                                                  June 30,      June 30,
                                                                    2001          2000
                                                                ------------  ------------
                                                                (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                               $    41,325   $  (116,314)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Interest credited on annuities and premium deposits              239,278       142,052
   Provision for depreciation                                         9,481         9,403
   Amortization of premium and accretion of discount on
     fixed maturity investments                                      10,948        10,833
   Amortization of value of insurance acquired                          681         2,044
   Net realized investment (gains) loss                             143,481        27,952
   Provision for deferred federal income taxes                      266,231       133,686
   Increase in policy loans                                          (3,584)      (28,292)
   Increase in accrued investment income                             (4,713)       (4,152)
   Increase in receivables from related parties                        (298)       (3,328)
   Increase in reinsurance recoverable                             (188,698)       (1,918)
   Decrease in federal income tax recoverable                             -         7,985
   Increase in deferred policy acquisition costs, net              (703,123)     (339,808)
   Increase (decrease) in unearned revenue                           47,569        (6,977)
   (Increase) decrease in premiums due                               12,177        (9,808)
   (Increase) decrease in other assets                               16,864       (10,967)
   Increase in policy reserves                                      631,993       362,676
   Increase (decrease)in deposits on pending policy applications     16,328       (72,375)
   Decrease in claims payable                                       (63,242)      (41,345)
   Increase (decrease) in reinsurance premiums payable                3,275        (2,684)
   Increase (decrease) in federal income taxes payable              (11,583)        9,045
   Increase in commissions, salaries, wages and benefits             43,987         8,074
   Decrease in accounts payable, accrued expenses and other
      liabilities                                                    (1,749)      (52,023)
                                                                ------------  ------------
Net cash provided by operating activities                           506,628        23,759

INVESTING ACTIVITIES:
   Purchase of available-for-sale fixed maturities               (1,586,189)   (2,414,770)
   Sale of available-for-sale fixed maturities                    1,011,823     2,585,094
   Purchase of common stock                                               -    (4,792,679)
   Sale of common stock                                             581,841     1,226,508
   Sale of subsidiary net of cash disposed                         (232,850)       (3,719)
   Purchase of limited partnership interest                        (150,000)            -
   Purchase of limited liability company interest                    (5,000)     (360,000)
   Short term investments disposed                                        -       200,000
   Purchase of investment in unconcolidated affiliate                     -       (58,500)
   Decrease in notes receivable                                      (4,794)     (232,437)
   Purchase of furniture and equipment, net                         (31,528)       (6,823)
                                                                ------------  ------------
Net cash used in investing activities                              (416,697)   (3,857,326)



                                FIRST ALLIANCE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                 Six months ended
                                                              June 30,      June 30,
                                                                2001          2000
                                                            ------------  ------------
                                                            (Unaudited)   (Unaudited)
FINANCING ACTIVITIES:
 Deposits on annuity contracts, net                             733,917       671,175
 Policyholder premium deposits, net                               4,542         7,304
 Policyholder dividend deposits, net                                223          (592)
 Proceeds from sale of common stock                                   -       186,312
 Cost of stock offering                                               -        (1,050)
 Dividends paid                                                    (335)            -
 Repurchase of company stock                                          -      (388,780)
                                                            ------------  ------------
 Net cash provided by financing activities                      738,347       474,369
                                                            ------------  ------------

Increase (decrease) in cash and cash equivalents                828,278    (3,359,198)

Cash and cash equivalents beginning of period                 4,044,915     5,540,571
                                                            ------------  ------------

Cash and cash equivalents at end of period                  $ 4,873,193   $ 2,181,373
                                                            ============  ============

Noncash investing and financing activities

 Exchange of 8% equity investment in Ken Belsky &
   Associates LLC for a note receivable in the amount of
   $350,000                                                 $   350,000             -
                                                            ============  ============

 Common stock dividend                                      $   789,885             -
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

(3)     COMPREHENSIVE  INCOME

The components of comprehensive income along with the related tax effects are presented for the three months and six months ended June 30, 2001 and 2000 as follows:


                                                                            Three months ended      Six months ended
                                                                            June 30    June 30,    June 30,    June 30,
                                                                             2001        2000        2001        2000
                                                                           ---------  ----------  ----------  ----------
Unrealized gain on available-for-sale securities
   Unrealized holding losses during the period                             $(15,349)  $(373,187)  $ (45,459)  $(447,660)
   Tax benefit                                                                5,372     126,884      24,413     152,205
                                                                           ---------  ----------  ----------  ----------
Other comprehensive income                                                 $ (9,977)  $(246,303)  $ (21,046)  $(295,455)
                                                                           =========  ==========  ==========  ==========


Net income (loss)                                                          $121,471   $(108,552)  $  41,325   $(116,314)
Other comprehensive income/(loss) net of tax effect:
     Unrealized investment loss                                              (9,977)   (246,303)    (21,046)   (295,455)
                                                                           ---------  ----------  ----------  ----------
Comprehensive income (loss)                                                $111,494   $(354,855)  $  20,279   $(411,769)
                                                                           =========  ==========  ==========  ==========
Net income (loss) per common share - basic
     and diluted                                                           $   0.02   $   (0.02)  $    0.01   $   (0.02)
                                                                           =========  ==========  ==========  ==========

                           FIRST ALLIANCE CORPORATION

(4)     INVESTMENTS

On February 17, 2000 the Company executed an agreement with Ken Belsky to purchase a 10% interest in Ken Belsky & Associates, LLC ("KBA"), for $300,000 cash. The Company also received an option to purchase up to an additional 5% interest for an amount equal to $30,000 for each 1% of the additional interest purchased. The option was not exercised and expired February 17, 2001. During April 2000 the Company purchased an additional 2% interest in KBA for $60,000 cash. On June 14, 2001 the Company invested an additional $5,000 in KBA pursuant to a capital call. KBA is a general insurance agency specializing in the marketing of substandard life insurance policies.

Effective June 14, 2001 the Company sold an 8% interest in KBA to KBA for $350,000. Under the terms of the sale, KBA issued a 12% promissory note in the amount of the sale price. The note is interest only until May 1, 2002. The interest rate on the note decreases to 10% effective May 1, 2002. The note and accrued interest are to be paid in thirty-six equal monthly payments beginning June 1, 2002 and the balance is due May 31, 2005. The thirty-six monthly payments are based on a sixty month-amortization schedule.

On May 2, 2000 the Company entered into an agreement with Ken Belsky and Associates, LLC to provide a credit facility of $600,000 at a 10% rate of interest to KBA. Advances under the credit facility may be made as follows:
(I) $300,000 as of the closing date through March 31, 2001 and (ii) $300,000 as of the satisfaction of the funding conditions through March 31, 2001, funding conditions were met on March 10, 2000. Upon the Company's advance to Borrower of the first $100,000, Borrower will issue a one percent(1%)membership interest in Borrower to the Company and upon the Company's advance to borrow of any amount in excess of $300,000, Borrower will issue an additional one percent (1%) membership interest in Borrower to the Company. Principal and interest under the credit facility shall be due and payable as follows: monthly payments of interest only on the outstanding balance of the loans through March 1, 2001 and then principal and interest will be payable in thirty (30) equal monthly installments beginning April 1, 2001. Prior to June 14, 2001, $250,000 had been loaned pursuant to the agreement.

On June 14, 2001 the Company and KBA agreed to terminate the original agreement for the Company to provide a credit facility to KBA and to amend and modify KBA's $250,000 note. The Company loaned KBA an additional $50,000 bringing total loans to borrower to $300,000. No payments of principal or interest will be due on the loan until April 1, 2002. Interest shall accrue on the note at the rate of 12% per annum through February 28, 2002. The interest rate on the note decreases to 10% effective March 1, 2002. Beginning April 1, 2002 the adjusted principal balance due plus accrued and unpaid interest are to be paid in thirty-six equal monthly payments and the balance is due March 31, 2005. The thirty- six monthly payments are based on a sixty-month amortization schedule.

On January 31, 2001 the Company invested an additional $150,000 in Prosperitas Investment Partners, LP ("Prosperitas") as a result of a capital call by Prosperitas.

(5)     RELATED  PARTY  TRANSACTIONS

The Company entered into a service agreement with Integrity Capital Corporation effective March 1, 2001 and Mid Atlantic Capital Corporation April 1, 2001. Pursuant to the terms of the agreements, the Company provides data processing, accounting and reporting services in return for a $4,000 per month service fee from each entity.

(6)  SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of June 30, 2001 and June 30, 2000 and for the quarters ended June 30, 2001 and 2000 is as follows:

                                            Three months ended          Six months ended
                                          June 30,      June 30,      June 30,      June 30,
                                            2001          2000          2001          2000
                                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Revenues:
Life and annuity insurance operations   $ 1,400,768   $ 1,065,138   $ 2,681,119   $ 2,221,814
Venture capital operations                      884             -           884             -
Corporate operations                         81,302        57,031       (60,001)      133,128
                                        ------------  ------------  ------------  ------------
Total                                   $ 1,482,954   $ 1,122,169   $ 2,622,002   $ 2,354,942
                                        ============  ============  ============  ============

Income (loss)before income taxes:
Life and annuity insurance operations   $   254,807   $   150,757   $   573,294   $   406,186
Venture capital operations                      770             -           704             -
Corporate operations                         (9,029)     (202,227)     (265,957)     (375,579)
                                        ------------  ------------  ------------  ------------
Total                                   $   246,548   $   (51,470)  $   308,041   $    30,607
                                        ============  ============  ============  ============


Depreciation and amortization expense:
Life and annuity insurance operations   $   212,489   $   196,182   $   336,512   $   318,903
Venture capital operations                        -             -             -             -
Corporate operations                          4,878         3,982         8,961         7,685
                                        ------------  ------------  ------------  ------------
Total                                   $   217,367   $   200,164   $   345,473   $   326,588
                                        ============  ============  ============  ============


Segment  asset  information  as  of  June  30,  2001  and  December  31,  2000.

Assets:
Life and annuity insurance operations          $20,029,533  $19,163,645
Venture capital operations                         309,470      208,766
Corporate operations                             1,027,975    1,712,838
                                               -----------  -----------
      Total                                    $21,366,978  $21,085,249
                                               ===========  ===========

(7)     EARNINGS  PER  SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ending June 30, 2001 and 2000 was 5,259,360 and 5,652,356, respectively and for the six months ending June 30, 2001 and 2000 was 5,354,122 and 5,661,759, respectively.

(8)     SALE  OF  BENEFIT  CAPITAL  LIFE  INSURANCE  COMPANY

On June 27, 2000, the Company entered into an agreement with Chris Haas ("Haas"), former Chairman of the Board of the Company, to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. On March 5, 2001 the sale of BCLIC to Haas was completed. Under the terms of the agreement, FAC purchased BCLIC from FAIC for $670,000 cash and FAC exchanged BCLIC for 268,000 shares of FAC stock.

(9)     STOCK  DIVIDEND

On June 30, 2001 the Company paid a 5% stock dividend. 263,295 shares were issued and $335 will be paid in cash for 111.65 fractional shares. $3.00 per share was capitalized for a total of $790,220.

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

At June 30, 2001 the agreement to provide a credit facility to KBA had been terminated and the loan had been restructured. (see Note 4).

On June 21, 2000 the Company agreed to purchase 100,000 shares of its common stock from Stephen T. Haas and Tracy M. Hoggard for $1.50 per share for an aggregate purchase price of $150,000, over a period not to exceed 30 months, if certain conditions occur. On December 7, 2000 a new purchase agreement was entered into whereby the Company will purchase 12,500 shares per quarter for eight consecutive quarters, beginning December 7, 2000. At June 30, 2001, 12,500 shares have been purchased by the Company and the remaining shares to be purchased under the agreement have been purchased by third parties. The Company has no obligation remaining under the agreement.

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

For the six months ended June 30, 2001 net income increased $157,639, from a $116,314 loss to a $41,325 gain, compared to the six months ended June 30, 2000 results. Earnings per share increased to a gain per share of $.01 compared to a loss per share of $.02 for the six months ended June 30, 2000. Equity per share decreased 3% to $1.72. The decline in equity per share is primarily the result of a 5% stock dividend.

Dispositions
------------

Purchase  of  FAC  Stock  and  Sale  of  Benefit  Capital Life Insurance Company

On June 27, 2000, the Company entered into an agreement with Chris Haas ("Haas"), former Chairman of the Board of the Company, to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. On March 5, 2001 the sale of BCLIC to Haas was completed. Under the terms of the agreement, FAC purchased BCLIC from FAIC for $670,000 cash and FAC exchanged BCLIC for 268,000 shares of FAC stock.

Consolidated  Financial  Condition
----------------------------------

Shareholders' equity totaled $9,500,261 and $10,150,317 at June 30, 2001 and December 31, 2000, respectively. The June 30, 2001 balance reflects a net decrease of approximately 6% for the six month period then ended. Comprehensive income (loss) totaled $20,279 and ($411,769) for the six months ended June 30, 2001 and 2000, respectively. A significant portion of comprehensive income activity arose from the Company's equity securities portfolio. Equity securities comprised approximately 6% and 10% of the Company's total assets as of June 30, 2001 and 2000, respectively. Equity portfolio positions decreased $733,565 on a cost basis and $828,054 on a market value basis for the first six months of 2001. Fixed maturity portfolio positions decreased $494,001 on an amortized cost basis and $501,082 on a market value basis during the same time period. The increase of $240,542 in notes receivable resulted primarily from receiving a note as payment for the sale of an 8% interest in a limited liability company. The increase of $85,000 in other invested assets during the period resulted from the Company's investment in a venture capital limited partnership and the sale of an 8% interest in a limited liability company. Cash and cash equivalents increased $828,278 during the six month period.

Consolidated  Results  of  Operations
-------------------------------------

Net premiums increased approximately 35% during the first six months of 2001 compared to the first six months of 2000. Revenues for the six months ended
June 30 totaled $2,622,002 in 2001 and $2,354,942 in 2000. The increase is primarily attributable to a $590,000 increase in net premium income, and a $58,000 increase in service fee revenue offset by an increase in net realized investment losses of $114,000 primarily resulting from the sale of equity securities and a $10,000 loss from the sale of its subsidiary Benefit Capital Life Insurance Company. Service fee revenue increased $57,900 or 74% during the period.

Cash  Flow  And  Liquidity
--------------------------

Cash flow provided by operations totaled $506,628 for the six months ended June 30, 2001 compared to $23,759 provided by operations for the same period in the prior year. The change resulted primarily from the increase in premium income. $416,697 of cash was used in investing activities during the first six months of 2001. The change resulted primarily from the sale of a subsidiary and the purchase of a limited partnership interest. $738,347 of cash provided by financing activities during the first six months of 2001 is due primarily to annuity deposits.

The insurance operations generally provide adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. The Company's bonds and equity security investments are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose. The Company has a commitment to purchase investments of $150,000 in 2003.

Part  II.  -  Other  information

Item  6.    Exhibits  and  Reports  on  Form  8-K

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2001

Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.


                                                   First  Alliance  Corporation
                                                   ----------------------------
                                                           (registrant)


Date  August  11, 2001                                 /s/ Michael N. Fink
    ----------------------------                       -------------------
                                                       Michael  N.  Fink,
                                                       President

Date  August  11,  2001                                /s/ Thomas  I.  Evans
     ---------------------------                       ----------------------
                                                       Thomas  I.  Evans,
                                                       Vice  President/Secretary