Form 10QSB
period 2001-09-30
FIRST ALLIANCE CORP /KY/
filed 2001-11-13
CIK 910603

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period Ended
      September  30,  2001

                                       or

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934 For  the  transition  period  From    to  .

                        Commission file number: 33-67312
                                                --------

                          FIRST ALLIANCE CORPORATION
  ------------------------------------------------------------------------------
         (exact name of small business issuer as specified in its charter)


        Kentucky                                          61-1242009
------------------------------------                  -------------------
(State  or  other  jurisdiction  of                  (I.R.S. Employer Number)
  incorporation  or  organization)

       2285 Executive Drive, Suite 308           Lexington, Kentucky  40505
       --------------------------------------------------------------------
                  (Address of principal executive offices)


                                 (859) 299-7656
                            (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE INSURERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common  Stock,  No  Par  Value  5,559,155  shares  as  of  October  31,  2001

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes___  No   X
                                                                             ---

                           FIRST ALLIANCE CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


Part  I.      FINANCIAL  INFORMATION                                 Page  No.
------------------------------------                                ----------

Item  1.  Financial  Statements:

     Condensed  Consolidated  Balance  Sheets  at
     September  30,  2001  and  December  31,  2000                          1

     Condensed  Consolidated  Statements  of  Operations
     for  the  three  months  ended  September  30,  2001  and
     2000  and for  the  nine  months  ended  September  30, 2001
     and 2000                                                                3

     Condensed  Consolidated  Statements  of  Cash  Flows
     for  the nine months ended September 30, 2001 and 2000                  4

     Notes  to  Condensed  Consolidated  Financial  Statements               6

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation  10


Part  II.   OTHER  INFORMATION
------------------------------

Item  2.  Changes in Securities                                             12

Item  4.  Submission of Matters to a Vote of Shareholders                   12

Item  6.  Exhibits  and  Reports  on  Form  8-K                             12

Signatures                                                                  13



                               FIRST  ALLIANCE  CORPORATION

                         CONDENSED  CONSOLIDATED  BALANCE  SHEETS



                                                                    September 30,   December 31,
                                                                        2001            2000
                                                                   ---------------  -------------

ASSETS                                                               (Unaudited)
Investments:
Available-for-sale fixed maturities, at fair value
 (amortized cost, $8,342,409 and $8,548,507
 in 2001 and 2000, respectively)                                   $     8,830,653  $   8,734,400
Equity securities (cost of $2,344,377 and $3,168,318
 in 2001 and 2000, respectively)                                           922,176      2,132,095
Policy loans                                                                69,337        100,687
Notes receivable (net of $260,950 and $149,698 valuation
 allowance in 2001 and 2000, respectively)                                 796,232        569,788
Other invested assets                                                      425,000        510,000
                                                                   ---------------  -------------
Total investments                                                       11,043,398     12,046,970

Cash and cash equivalents                                                5,290,036      4,044,915
Investments in related parties                                             262,500        237,500
Receivables from related parties                                            64,313         35,675
Accrued investment income                                                  181,231        144,074
Premiums receivable                                                         98,973        136,069
Advances to agents                                                          43,864         36,382
Reinsurance recoverable                                                    935,346        714,561
Deferred policy acquisition costs                                        4,492,429      3,364,088
Value of insurance acquired                                                      -         57,224
Goodwill                                                                         -        151,027
Office furniture and equipment, less accumulated depreciation of
     $107,590 and $116,975 in 2001 and 2000, respectively                   73,373         45,580
Other assets                                                                56,706         71,184
                                                                   ---------------  -------------
Total assets                                                       $    22,542,169  $  21,085,249
                                                                   ===============  =============
See notes to condensed consolidated financial statements



                                 FIRST ALLIANCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                             September 30,    December 31,
                                                                 2001             2000
                                                            ---------------  --------------
LIABILITIES AND SHAREHOLDERS  EQUITY                           (Unaudited)
Policy and contract liabilities:
Annuity contract liabilities                                $    6,322,635   $   4,629,330
Life policy reserves (net of reinsurance ceded
  reserves of $439,787 and $340,172 in 2001 and
  2000, respectively)                                            4,252,390       4,379,730
Unearned premium reserves                                          508,628         358,981
Policy and contract claims                                          45,647         108,889
Policyholder dividend deposits                                           -          42,726
Policyholder premium deposits                                      205,710         187,798
Deposits on pending policy applications                            310,374         276,287
Unearned revenue                                                    90,199          77,010
Reinsurance premiums payable                                        65,932          56,349
                                                            ---------------  --------------
Total policy and contract liabilities                           11,801,515      10,117,100

Commissions, salaries, wages and benefits payable                  239,267         175,191
Accrued expenses and other liabilities                              83,947          55,232
Federal income taxes payable:
     Current                                                          (143)         11,583
     Deferred                                                      939,879         575,826
                                                            ---------------  --------------
Total liabilities                                               13,064,465      10,934,932

Shareholders  equity:
Common stock, no par value, 8,000,000 shares authorized;
5,553,655 and 5,527,360 shares issued and outstanding at
September 30, 2001 and December 31, 2000, respectively             555,366         552,736
Additional paid-in capital                                      13,461,547      12,628,272
Retained Earnings - deficit                                     (3,932,137)     (2,469,474)
Accumulated other comprehensive income                            (607,072)       (561,217)
                                                            ---------------  --------------
Total shareholders  equity                                       9,477,704      10,150,317
                                                            ---------------  --------------
Total liabilities and shareholders  equity                  $   22,542,169   $  21,085,249
                                                            ===============  ==============
See notes to condensed consolidated financial statements.


                                                  FIRST ALLIANCE CORPORATION

                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended               Nine months ended

                                                             September 30,    September 30,    September 30,    September 30,
                                                                 2001             2000             2001             2000
                                                           ---------------  ---------------  ---------------  ---------------
                                                              (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
REVENUES
Premium income                                             $    1,294,566   $      885,086   $    4,100,406   $    2,650,752
Premiums ceded                                                   (168,455)         (30,328)        (701,500)        (113,622)
                                                           ---------------  ---------------  ---------------  ---------------
   Net premiums earned                                          1,126,111          854,758        3,398,906        2,537,130
Net investment income                                             195,505          165,664          543,116          529,788
Net realized investment gain (loss)                                (7,196)        (100,832)        (159,408)        (128,784)
Service fee revenue                                                79,867           52,623          215,846          130,702
Other income                                                       12,298           97,991           30,127          356,310
                                                           ---------------  ---------------  ---------------  ---------------
  Total revenue                                                 1,406,585        1,070,204        4,028,587        3,425,146

BENEFITS AND EXPENSES
Death claims                                                      130,212           46,421          290,352          112,882
Death claims ceded                                                (97,462)         (22,780)        (236,407)         (46,768)
                                                           ---------------  ---------------  ---------------  ---------------
     Net death claims                                              32,750           23,641           53,945           66,114
Increase in policy reserves                                       267,081          171,805          708,678          534,481
Policyholder surrender values                                      35,718           40,800          146,725          135,050
Interest credited on annuities and
  premium deposit fund                                            156,018           89,747          390,901          237,393
Payment of dividend accumulations                                       -              463                -            1,881
Commissions                                                       397,250          334,461        1,103,727        1,152,651
Policy acquisition costs deferred                                (747,191)        (260,996)      (1,785,625)        (915,945)
Amortization expense:
  Deferred policy acquisition costs                               321,972          148,486          657,283          463,627
  Value of insurance acquired                                           -            1,022              681            3,066
Selling, administrative and general
   expense                                                        305,688          108,068          745,447          408,705
Salaries, wages and employee benefits                             429,801          230,845        1,171,908          777,843
Professional fees                                                  78,607           48,103          180,115          158,945
Depreciation expense                                                5,884            4,292           15,365           13,695
Interest expense                                                    4,370                -            6,840                -
Other expenses                                                     53,822          117,880          259,741          345,446
                                                           ---------------  ---------------  ---------------  ---------------

Total benefits and expenses                                     1,341,770        1,058,617        3,655,731        3,382,952
                                                           ---------------  ---------------  ---------------  ---------------

INCOME FROM OPERATIONS                                             64,815           11,587          372,856           42,194
                                                           ---------------  ---------------  ---------------  ---------------

Federal income taxes                                              135,383           23,974          402,099          170,895
                                                           ---------------  ---------------  ---------------  ---------------

Net income (loss)                                          $      (70,568)  $      (12,387)  $      (29,243)  $     (128,701)
                                                           ===============  ===============  ===============  ===============
Net loss per common share -
basic and diluted                                          $        (0.01)  $         0.00   $        (0.01)  $        (0.02)
                                                           ===============  ===============  ===============  ===============

See notes to condensed consolidated financial statements


                                   FIRST ALLIANCE CORPORATION

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine months ended

                                                                 September 30,    September 30,
                                                                     2001             2000
                                                                ---------------  ---------------
                                                                  (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                        $      (29,243)  $     (128,701)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Interest credited on annuities and premium deposits                  386,022          228,931
  Provision for depreciation                                            15,365           13,695
  Amortization of premium and accretion of discount on
    fixed maturity investments                                          16,864           15,676
  Amortization of value of insurance acquired                              681            3,066
  Net realized investment (gains) loss                                 135,368          128,785
  Provision for deferred federal income taxes                          401,757          142,395
  Increase in policy loans                                              (8,113)         (44,096)
  Increase in accrued investment income                                (46,864)         (41,294)
  Increase in receivables from related parties                         (28,638)         (27,004)
  Increase in reinsurance recoverable                                 (220,785)             (94)
  Decrease in federal income tax recoverable                                 -            7,985
  Increase in deferred policy acquisition costs, net                (1,128,341)        (452,318)
  Increase (decrease) in unearned revenue                               13,189           (8,916)
  (Increase) decrease in premiums due                                   35,175           (3,065)
  (Increase) decrease in other assets                                    4,169           (1,213)
  Increase in policy reserves                                          931,613          534,481
  Increase in deposits on pending policy applications                   34,087            8,687
  Decrease in claims payable                                           (63,242)         (41,345)
  Increase in reinsurance premiums payable                               9,583            3,257
  Increase (decrease) in federal income taxes payable                  (11,726)           8,310
  Increase in commissions, salaries, wages and benefits payable         64,076           21,509
  Increase (decrease) in accounts payable, accrued expenses and
    other liabilities                                                   31,099          (39,298)
                                                                ---------------  ---------------
Net cash provided by operating activities                              542,096          329,433

INVESTING ACTIVITIES:
  Purchase of available-for-sale fixed maturities                   (1,936,189)      (2,639,847)
  Sale of available-for-sale fixed maturities                        1,011,823        2,748,896
  Purchase of common stock                                                   -       (5,136,341)
  Sale of common stock                                                 681,118        1,503,674
  Sale of subsidiary net of cash disposed                             (232,850)          (3,719)
  Purchase of limited partnership interest                            (150,000)               -
  Purchase of limited liability company interest                        (5,000)        (360,000)
  Short term investments disposed                                            -          200,000
  Purchase of investment in unconsolidated affiliate                   (25,000)        (112,500)
  Decrease in notes receivable                                          12,304         (309,529)
  Purchase of furniture and equipment, net                             (51,084)         (11,093)
                                                                ---------------  ---------------
Net cash used in investing activities                                 (694,878)      (4,120,459)

                                   FIRST ALLIANCE CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                               September 30,    September 30
                                                                   2001             2000
                                                              --------------   --------------
                                                                (Unaudited)      (Unaudited)
FINANCING ACTIVITIES:
  Deposits on annuity contracts, net                               1,318,480         935,711
  Policyholder premium deposits, net                                   6,715           5,922
  Policyholder dividend deposits, net                                    223            (638)
  Proceeds from sale of common stock                                  93,000         186,312
  Cost of stock offering                                             (20,180)         (1,050)
  Dividends paid                                                        (335)              -
  Repurchase of company stock                                              -        (388,780)
                                                              --------------   --------------
Net cash provided by financing activities                          1,397,903         737,477
                                                              --------------   --------------

Increase (decrease) in cash and cash equivalents                   1,245,121      (3,053,549)

Cash and cash equivalents beginning of period                      4,044,915       5,540,571
                                                              --------------   --------------

Cash and cash equivalents at end of period                    $    5,290,036   $   2,487,022
                                                              ==============   ==============

Noncash investing and financing activities:
  Exchange of 8% equity investment in Ken Belsky &
  Associates LLC for a note receivable in the amount of
  $350,000                                                    $      350,000               -
                                                              ==============   ==============

  Common stock dividend                                       $      789,885               -
                                                              ==============   ==============

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s Form 10-KSB for the fiscal year ended December 31, 2000. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(2)     SUBSIDIARY  OPERATIONS

The Company s wholly owned subsidiaries , First Alliance Insurance Company ( FAIC ) and First Kentucky Capital Corporation ( FKCC ), are included in the condensed consolidated financial information. Benefit Capital Life Insurance Company ( BCLIC ) is included from the date of acquisition of December 30, 1999 until its sale effective February 28, 2001.

(3)     COMPREHENSIVE  INCOME

The components of comprehensive income along with the related tax effects are presented for the three months and nine months ended September 30, 2001 and 2000 as follows:

                                                           Three months ended               Nine months ended
                                                    September 30,    September 30,    September 30,    September 30,
                                                        2001             2000             2001             2000
                                                   ---------------  ---------------  --------------- ----------------
Unrealized loss on available-for-sale securities
     Unrealized holding losses during the period   $      (38,168)  $     (224,370)  $      (83,627)  $     (672,030)
     Tax benefit                                           13,359           76,286           37,772          228,491
                                                   ---------------  ---------------  --------------- ----------------
Other comprehensive income (loss)                  $      (24,809)  $     (148,084)  $      (45,855)  $     (443,539)
                                                   ===============  ===============  =============== ================

Net loss
                                                   $      (70,568)  $      (12,387)  $      (29,243)  $     (128,701)
Other comprehensive income (loss) net of
tax effect:
   Unrealized investment loss                             (24,809)        (148,084)         (45,855)        (443,539)
                                                   ---------------  ---------------  --------------- ----------------
Comprehensive income (loss)                        $      (95,377)  $     (160,471)  $      (75,098)  $     (572,240)
                                                   ===============  ===============  =============== ================
Net income (loss) per common share - basic
     and diluted                                   $        (0.01)  $         0.00   $        (0.01)  $        (0.02)
                                                   ===============  ===============  =============== ================

                           FIRST ALLIANCE CORPORATION

(4)     INVESTMENTS

On February 17, 2000 the Company executed an agreement with Ken Belsky to purchase a 10% interest in Ken Belsky & Associates, LLC ( KBA ), for $300,000 cash. The Company also received an option to purchase up to an additional 5% interest for an amount equal to $30,000 for each 1% of the additional interest purchased. The option was not exercised and expired February 17, 2001. During April 2000 the Company purchased an additional 2% interest in KBA for $60,000 cash. On June 14, 2001, the Company invested an additional $5,000 in KBA pursuant to a capital call. KBA is a general insurance agency specializing in the marketing of substandard life insurance policies.

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

On May 2, 2000, the Company entered into an agreement with Ken Belsky and Associates, LLC to provide a credit facility of $600,000 at a 10% rate of interest to KBA. Advances under the credit facility may be made as follows: (I) $300,000 as of the closing date through March 31, 2001 and (ii) $300,000 as of the satisfaction of the funding conditions through March 31, 2001, funding conditions were met on March 10, 2000. Upon the Company s advance to Borrower of the first $100,000, Borrower will issue a one percent (1%) membership interest in Borrower to the Company and upon the Company s advance to borrow of any amount in excess of $300,000, Borrower will issue an additional one percent (1%) membership interest in Borrower to the Company. Principal and interest under the credit facility shall be due and payable as follows: Monthly payments of interest only on the outstanding balance of the loans through March 1, 2001 and then principal and interest will be payable in thirty (30) equal monthly installments beginning April 1, 2001. Prior to June14, 2001, $250,000 had been loaned pursuant to the agreement.

On June 14, 2001, the Company and KBA agreed to terminate the original agreement for the Company to provide a credit facility to KBA and to amend and modify KBA s $250,000 note. The Company loaned KBA an additional $50,000 bringing total loans to borrower to $300,000. No payments of principal or interest will be due on the loan until April 1, 2002. Interest shall accrue on the note at the rate of 12% per annum through February 28, 2002. The interest rate on the note decreases to 10% effective March 1, 2002. Beginning April 1, 2002 the adjusted principal balance due plus accrued and unpaid interest are to be paid in thirty-six equal monthly payments and the balance is due March 31, 2005. The thirty-six monthly payments are based on a sixty-month amortization schedule.

On January 31, 2001 the Company invested an additional $150,000 in Prosperitas Investment Partners, LP ( Prosperitas ) as a result of a capital call by Prosperitas.

(5)    INVESTMENT  IN  RELATED  PARTY

On August 16, 2001, the Company purchased, thru a private placement, 250,000 shares of no par value Class A common stock of Arkansas Security Capital Corporation ( ASCC ) of Springdale, Arkansas for $25,000. At September 30, 2001 ASCC had raised $240,000 from the sale of private placement shares. ASCC plans to conduct another private placement of $600,000 in March of 2002. ASCC then plans to register an Arkansas intrastate public offering of $12,500,000. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities laws, pursuant to registration or exemption therefrom. Scott Engebritson, Company Vice Chairman is Chairman of the Board of ASCC.

(6)     RELATED  PARTY  TRANSACTIONS

The Company entered into a service agreement with Integrity Capital Corporation effective March 1, 2001 and Mid Atlantic Capital Corporation April 1, 2001. Pursuant to the terms of the agreements, the Company provides data processing, accounting and reporting services in return for a $4,000 per month service fee from each entity.

(7)    SEGMENT  INFORMATION

    The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of September 30, 2001 and September 30, 2000 and for the quarters ended September 30, 2001 and 2000 is as follows:

                                                                     Three months ended          Nine months ended

                                                                     Sept 30,      Sept 30,      Sept 30,     Sept 30,
                                                                       2001          2000          2001         2000
                                                                   -----------   -----------   -----------   -----------
                                                                   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Revenues:
 Life and annuity insurance operations                             $ 1,323,249   $ 1,019,855   $ 4,004,368   $3,241,669
 Venture capital operations                                                  -             -           884            -
 Corporate operations                                                   83,336        50,349        23,335      183,477
                                                                   -----------   -----------   -----------   -----------
Total                                                              $ 1,406,585   $ 1,070,204   $ 4,028,587   $3,425,146
                                                                   ===========   ===========   ===========   ===========
Income (loss) before income taxes:
 Life and annuity insurance operations                             $    51,212   $    (3,150)  $   624,506   $  403,036
 Venture capital operations                                               (604)            -           100            -
 Corporate operations                                                   14,207      (156,158)     (251,750)    (531,737)
                                                                   -----------   -----------   -----------   -----------
Total                                                              $    64,815   $  (159,308)  $   372,856   $ (128,701)
                                                                   ===========   ===========   ===========   ===========

Depreciation and amortization expense:
 Life and annuity insurance operations                             $   321,972   $   150,367   $   658,484   $  469,270
 Venture capital operations                                                  -             -             -            -
 Corporate operations                                                    5,884         3,433        14,845       11,117
                                                                   -----------   -----------   -----------   -----------
Total                                                              $   327,856   $   153,800   $   673,329   $  480,387
                                                                   ===========   ===========   ===========   ===========

Segment  asset  information  as  of  September  30,  2001 and December 31, 2000.


Assets:
   Life and annuity insurance operations       $21,113,701  $19,163,645
   Venture capital operations                      309,392      208,766
   Corporate operations                          1,119,076    1,712,838
                                               -----------  -----------
      Total                                    $22,542,169  $21,085,249
                                               ===========  ===========

(8)     EARNINGS  PER  SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ending September 30, 2001 and 2000 was 5,525,397 and 5,541,510, respectively and for the nine months ending September 30, 2001 and 2000 was 5,413,659 and 5,614,165, respectively.

(9)     SALE  OF  BENEFIT  CAPITAL  LIFE  INSURANCE  COMPANY

On June 27, 2000, the Company entered into an agreement with Chris Haas ( Haas ), former Chairman of the Board of the Company, to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. On March 5, 2001 the sale of BCLIC to Haas was completed. Under the terms of the agreement, FAC purchased BCLIC from FAIC for $670,000 cash and FAC exchanged BCLIC for 268,000 shares of FAC stock.

(10)     STOCK  DIVIDEND

On June 30, 2001 the Company paid a 5% stock dividend. 263,295 shares were issued and $335 was paid in cash for 111.65 fractional shares. $3.00 per share was capitalized for a total of $790,220.

(11)     PRIVATE  PLACEMENT  OFFERING

In August 2001 the Company commenced an offering of 500,000 shares of class A common stock no par value for $3.00 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by agents of the Company. At September 30, 2001, the Company had sold 31,000 shares that raised total proceeds of $93,000 and incurred offering cost, including commissions, of $20,180.

(12)     COMMITMENTS

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

At June 14, 2001 the agreement to provide a credit facility to KBA was terminated and the loan was restructured. (see Note 4).

On June 21, 2000, the Company agreed to purchase 100,000 shares of its common stock from Stephen T. Haas and Tracy M. Hoggard for $1.50 per share for an aggregate purchase price of $150,000, over a period not to exceed 30 months, if certain conditions occur. On December 7, 2000 a new purchase agreement was entered into whereby the Company will purchase 12,500 shares per quarter for eight consecutive quarters, beginning December 7, 2000. At June 30, 2001, 12,500 shares have been purchased by the Company and the remaining shares to be purchased under the agreement have been purchased by third parties. The Company has no obligation remaining under the agreement.

Item  2.    MANAGEMENT  S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The Company makes forward-looking statements from time to time and desires to take advantage of the safe harbor which is afforded such statements under the Private Securities Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the following Management s Discussion and Analysis or Plan of Operation, statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statements. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

For the nine months ended September 30, 2001 net income increased $99,458, from a $128,701 loss to a $29,243 loss, compared to the nine months ended September 30, 2000 results. Earnings per share increased to a loss per share of $.01 compared to a loss per share of $.02 for the nine months ended September 30, 2000. Equity per share for the nine months decreased 7% to $1.71. The decline in equity per share is primarily the result of a 5% stock dividend.

Dispositions
------------

Purchase  of  FAC  Stock  and  Sale  of  Benefit  Capital Life Insurance Company

On June 27, 2000, the Company entered into an agreement with Chris Haas ( Haas ), former Chairman of the Board of the Company, to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. On March 5, 2001 the sale of BCLIC to Haas was completed. Under the terms of the agreement, FAC purchased BCLIC from FAIC for $670,000 cash and FAC exchanged BCLIC for 268,000 shares of FAC stock.


Consolidated  Financial  Condition
----------------------------------

Shareholders equity totaled $9,477,704 and $10,150,317 at September 30, 2001 and December 31, 2000, respectively. The September 30, 2001 balance reflects a net decrease of approximately 6.6% for the nine-month period then ended. Comprehensive income (loss) totaled ($75,098) and ($572,240) for the nine months ended September 30, 2001 and 2000, respectively. A significant portion of comprehensive income activity arose from the Company s equity securities portfolio. Equity securities comprised approximately 4% and 16% of the Company s total assets as of September 30, 2001 and 2000, respectively. Equity portfolio positions decreased $823,941 on a cost basis and $1,209,919 on a market value basis for the first nine months of 2001. Fixed maturity portfolio positions decreased $206,098 on an amortized cost basis and increased $96,253 on a market value basis during the same time period. The increase of $226,444 in notes receivable resulted primarily from receiving a note as payment for the sale of an 8% interest in a limited liability company. The decrease of $85,000 in other invested assets during the period resulted from the Company's investment in a venture capital limited partnership and the sale of an 8% interest in a limited liability company. Cash and cash equivalents increased $1,245,121 during the nine-month period.

Consolidated  Results  of  Operations
-------------------------------------

Net premiums increased approximately 34% during the first nine months of 2001 compared to the first nine months of 2000. Revenues for the nine months ended September 30 totaled $4,028,587 in 2001 and $3,425,146 in 2000. The increase is primarily attributable to an $861,776 increase in net premium income, and an $85,144 or 65% increase in service fee revenue offset by an increase in net realized investment losses of $30,624 primarily resulting from the sale of equity securities and a $10,000 loss from the sale of its subsidiary, Benefit Capital Life Insurance Company.

Cash  Flow  and  Liquidity
--------------------------

Cash flow provided by operations totaled $542,096 for the nine months ended September 30, 2001 compared to $329,433 provided by operations for the same period in the prior year. The change resulted primarily from the increase in premium income. $694,878 of cash was used in investing activities during the first nine months of 2001. The change resulted primarily from the sale of a subsidiary and the purchase of a limited partnership interest. $1,397,903 of cash provided by financing activities during the first nine months of 2001 is due primarily to annuity deposits and proceeds from the sale of the Company's stock.

The insurance operations generally provide adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. The Company s bonds and equity security investments are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose. The Company has a commitment to purchase investments of $150,000 in 2003.

Part  II.  -  Other  information
--------------------------------
Item  2.     Changes  in  Securities

             In August 2001 the Company commenced an offering of 500,000 shares of class A common stock no parvalue for $3.00 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, the sesecurities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by agents of the Company. At September 30, 2001, the Company had sold 31,000 shares that raised total proceeds of $93,000 and incurred offering cost, including commissions, of $20,180.

Item  4.     Submission  of  Matters  to  a  Vote  of  Shareholders

     (a) The annual meeting of the stockholders was held July 25, 2001 at 10 a.m.
             The purpose of the meeting was to elect directors and the approval of independent auditors for 2001.

     (b) Individuals elected for a term of one year and the number of votes cast were as follows:

 Michael  N.  Fink        Number of votes cast FOR: 2,610,329 ; Withheld: 11,350
 Jimmy Dan Conner         Number of votes cast FOR: 2,621,904 ; Withheld: 11,350
 Denzel E.("Denny")Crum Number of votes cast FOR: 2,625,704 ; Withheld: 11,350 Scott J. Engebritson Number of votes cast FOR: 2,607,629 ; Withheld: 11,350
 James M. Everett         Number of votes cast FOR: 2,607,829 ; Withheld: 11,350
 Thomas  I. Evans         Number of votes cast FOR: 2,570,729 ; Withheld: 11,350
 Charles Hamilton         Number of votes cast FOR: 2,621,529 ; Withheld: 11,350
 Ronda  S.  Paul          Number of votes cast FOR: 2,610,329 ; Withheld: 11,350

     Approval of the appointment of Kerber, Eck & Braeckel, LLP as independent auditors for 2001.

     For:        2,568,129
     Against:       32,300
     Abstain:       38,700

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2001

Signatures
----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf be the undersigned, thereunto duly authorized.


     First  Alliance  Corporation
     ----------------------------
     (registrant)




Date           November  12,  2001                /s/  Michael  N.  Fink
    ------------------------------                ----------------------
                                                 Michael  N.  Fink,  President



Date           November  12,  2001                /s/  Thomas  I.  Evans
     -----------------------------                ----------------------
                                                     Thomas  I.  Evans,
                                                   Vice  President/Secretary