Form 10KSB
period 2001-12-31
FIRST ALLIANCE CORP /KY/
filed 2002-03-29
CIK 910603

Page 2

     United  States  Securities  and  Exchange  Commission
     Washington,  D.C.  20549

     FORM  10-KSB
(Mark  one)
[X]     ANNUAL  REPORT  UNDER  SECTION  13  OR  15(D) OF THE SECURITIES EXCHANGE
     ACT  OF  1934
For  the  Fiscal  Year  Ended  December  31,  2001.

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
     For  the  Transition  Period  From              to              .

                        Commission file number: 33-67312

                           FIRST ALLIANCE CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Kentucky                                  61-1242009
..--------------------------             -------------------------------------
 (State  of  incorporation)           (I.R.S.  Employer Identification  number)


2285  Executive  Drive, Suite 308 Lexington, KY                     40505
-----------------------------------------------                   ----------
   (Address  of  principal  executive  offices)                    Zip  Code


Issuers  telephone  number        859-299-7656


          Securities  registered  pursuant to Section 12(b) of the Exchange Act:
                               Title of Each Class
                               -------------------
                                      None

     Securities  registered  pursuant  to  section  12(g)  of  the Exchange Act:
                               Title of Each Class
                       ----------------------------------
                       Class A Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $5,582,327

State  the  aggregate  market value of the voting equity held by non-affiliates:
Of the 5,561,455 shares of common stock of the registrant issued and outstanding as of March 1, 2002, 4,370,955 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common  Stock,  No  Par  Value:  5,561,455  shares  as  of  March  1,  2002

     Documents  Incorporated  by  Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 7, 2002 are incorporated by reference into Part III.

Certain Exhibits to the Company's prior filing of Form 10-K for 1995 and the Registration Statement on Form S-1, Amendment Number 4, File Number 33-67312, which was declared effective on March 4, 1994 are incorporated by reference into
Part  III.

Transitional  Small  Business  Disclosure  Format (check one): Yes [  ]  No [X ]

                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

Part  I.

Item  1.     Description  of  Business                                        3
Item  2.     Description  of  Property                                        9
Item  3.     Legal  Proceedings                                               9
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     10

Part  II.

Item  5.     Market  for  Common  Equity  and Related Stockholder Matters     10
Item  6.     Management's  Discussion  and  Analysis or Plan of Operation     10
Item  7.     Financial  Statements                                            17
Item  8.     Changes  In  and  Disagreements  With Accountants
             on Accounting and Financial  Disclosure                          41

Part  III.

Item  9.     Directors,  Executive  Officers,  Promoters  and
             Control  Persons; Compliance  With  Section  16(a)
             of  the  Exchange  Act                                           41
Item  10.     Executive  Compensation                                         41
Item  11.     Security  Ownership  of  Certain Beneficial Owners
              and Management.                                                 41
Item  12.     Certain  Relationships  and  Related  Transactions              41
Item  13.     Exhibits  and  Reports  on  Form  8-K                           41
Signatures                                                                    43

PART  I

Item  1.     Description  of  Business

General

First Alliance Corporation ("the Company") was organized on February 16, 1993 for the purpose of forming, owning and managing life insurance companies. The Company registered with the Securities and Exchange Commission and the Kentucky Department of Financial Institutions a $12,500,000 public stock offering.

On October 28, 1995, the Company completed the public stock offering. The company raised total capital of $13,750,000 which includes a 10% over-sale of $1,250,000 contemplated in the public filing. Six million dollars of the proceeds of the stock sale were used to capitalize the life insurance subsidiary, First Alliance Insurance Company ("FAIC"). Three million dollars of the proceeds could be used to capitalize the venture capital company based on a schedule as determined by the Company's Board of Directors. During 1997 and 1996, $316,000 and during 1999, $127,500 of the proceeds was used in the capitalization of the Company's wholly owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC").

In February 1999 the Company commenced an offering of 200,000 shares of class A common stock no par value for $2.50 per share. The offering relied on exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The Company offered the shares of common stock directly to potential subscribers on a direct participation basis. During 2000 the Company completed the sale of 200,000 shares that raised total proceeds of $500,000 and incurred offering cost of $55,608.

In August 2001 the Company commenced an offering of 500,000 shares of class A common stock no par value for $3.00 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The Company offered the shares of common stock directly to potential subscribers on a direct participation basis. At December 31, 2001, the Company had sold 38,800 shares that raised total proceeds of $116,400 and incurred offering cost of $37,903.

First  Alliance  Corporation

The Company is a holding company that engages in the business of life insurance, annuities, and accident and health insurance through First Alliance Insurance Company ("FAIC") and Benefit Capital Life Insurance Company ("BCLIC"), from the date of its acquisition on December 31, 1999 through the date of its disposition effective February 28, 2001, (herein collectively, the "Life Insurance Subsidiaries"). FAIC has contracted with the Company to provide administrative and data processing services for insurance operations. The Company provides accounting services for First American Capital Corporation ("FACC") of Topeka, Kansas and its subsidiaries. The Company owns approximately 9.7% of FACC's outstanding common shares. The Company provides underwriting and accounting services for Mid-American Alliance Corporation ("MAAC") of Jefferson City,
Missouri and its insurance subsidiaries, of which it owns approximately 11.9%. Investment income provides additional income to the Company. The Company has service agreements with Integrity Capital Corporation ("ICC") of Indianapolis, Indiana and Mid-Atlantic Capital Corporation ("MACC") of Charleston, West
Virginia  and  owns  9.75%  of  ICC  and  9.75  %  of  MACC.

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

FKCC purchased newly issued common stock of MAC, Lexington, Kentucky, representing a 51% interest, for $50,000 on April 12, 1996. MAC purchased receivables from medical providers at a discount. On December 31,

1997, FKCC entered into an agreement to sell its interest in MAC for $8,000 in cash and notes receivable of $147,049. Due to the uncertainty of collectibility of the notes, the Company has a valuation allowance of $6,616 at December 31, 2001. The unpaid balance on this agreement was $6,616 at December 31, 2001 and 2000.

On June 16, 1999, FKCC executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents 5% of the total investment, was paid upon the execution of the subscription agreement. Upon receipt by Prosperitas of the Small Business Investment Company ("SBIC") license from the U.S. Small Business Association, an additional $127,500 was invested. The investment at December 31, 2001 was $300,000 with the remaining amount of the commitment due on the fourth anniversary of the investment.

KYWIDE  Insurance  Management,  Inc.

On March 21, 2001, FAIC purchased 500 shares of common stock, representing all of the outstanding shares of common stock of KYWIDE Insurance Management, Inc. ("KIM"), for $1.00. The seller retained the right to purchase 400 shares of common stock of KIM at a price of $1.00 per share if and when KIM meets certain operating criteria within 18 months after the closing date. During 2001, KIM achieved one of the operating criteria and is eligible to purchase 100 shares. KIM is an insurance agency licensed by the Kentucky Department of Insurance to solicit life, accident, health, annuities, property and casualty insurance. KIM was purchased to market life insurance products of FAIC through the existing clientele of the property and casualty insurance agencies contracted with KIM.

Alliance  Insurance  Management,  Inc.

During 2001 Alliance Insurance Management, Inc. ("AIM") was formed by FAC for the purpose of selling life and health insurance products of insurance companies other than FAIC. AIM began operations in December 2001. AIM will focus on products that cannot be marketed by FAIC due to the competitive nature and inherent costs associated with certain types of insurance. These products include low cost term insurance and health insurance. The ultimate focus of management is to provide a variety of products to our customers. AIM will also market the current products of FAIC. When FAIC can competitively offer these products and bear the burden of the excessive costs, AIM will solely market FAIC products.

First  Computer  Services,  LLC

During 2001, the Company purchased a 50% interest in First Computer Services, LLC ("FCS") which is jointly owned with FACC. FCS owns computer hardware and software that will operate a Company policy administration, underwriting, claim processing and accounting system. This system will be used for policy administration for new products and existing policies will be converted to this system in the future.

First  Alliance  Insurance  Company

On May 17, 1995, FAIC received a Certificate of Authority from the Kentucky Department of Insurance ("KDI"). On November 1, 1995, insurance operations commenced. Under generally accepted accounting principles, FAIC has more than $8,275,187 of capital and surplus and is wholly owned by the Company. FAIC is also licensed to transact life and annuity business in Indiana, Kansas, Ohio and Tennessee. Currently, FAIC markets its products only in Kentucky and Indiana. FAIC has contracted with the Company to provide administrative and data processing services. As discussed in the following paragraph, the only expenses to be directly incurred by FAIC are direct agency expenses including commissions

Benefit  Capital  Life  Insurance  Company

On December 30, 1999, FAIC, a subsidiary of the Company, acquired 100% of the common stock of Benefit Capital Life Insurance Company from an unaffiliated insurance holding company (the BCLIC Acquisition). Benefit Capital was licensed in the state of Louisiana only and had statutory capital and surplus of approximately $413,000. Effective February 28, 2001, BCLIC was sold and the 2001 operating results included in the consolidated statements of operations were revenues of $15,364 and benefits, losses and expenses of $20,789.

Administration

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. FAIC has no employees. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to carry on FAIC's business. Under the agreement FAIC paid monthly fees based on life and annuity premiums received by FAIC. The percentages were 25 percent of first-year premiums; 20 percent of second-year premiums; 15 percent of third-year premiums; 10 percent of fourth-year premiums and 5 percent of premiums in years five and thereafter. FAIC retained direct agency expenses such as agent training and licensing, agency meeting expenses, and other directly related expenditures. On January 1, 2001, the existing service agreement was terminated and a new agreement became effective. Under the agreement effective January 1, 2001, FAIC pays the actual costs of incurred expenses plus a markup of 15%. The services to be performed are the same under each agreement. Pursuant to the terms of the agreements, FAIC had incurred expenses of $2,178,155, $847,530, and $821,562 for the years ended December 31, 2001, 2000 and 1999, respectively.

Products  of  FAIC

The primary insurance product currently marketed by FAIC is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to full policy benefits. Typical premium paying periods for modified payment whole life insurance polices are ten, fifteen and twenty years. FAIC's product, marketed as the "Alliance 2000," combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from zero to 20 and 66 through 80 are ten-pay polices and issue ages from age 21 to 65 are twenty-pay policies. Premium payments are split between the life insurance and annuity based on percentages established in the product design. First-year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide greater annuity accumulations.

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

FAIC also offers credit life and accident and health insurance products (see "Credit Insurance Agreement" below) as well as a ten-year term life insurance policy, preneed insurance products and a single premium deferred annuity product.

Product  Marketing  and  Sales

FAIC markets its primary insurance product through captive agents; approximately 32 captive agents are licensed to sell this product. FAIC uses the same face-to-face marketing techniques for this as the Company did for its public stock offering. The marketing plan is designed in its entirety around the Company's stockholder base, which provides an excellent referral system for product sales.

During 2001 the Company designed and began selling preneed insurance products. These products are sold primarily to persons over the age of 50 and are sold be agents who are affiliated with funeral homes. The primary product being sold is a single premium life product. The Company also sells products with 3, 5 and 10 years payment terms. There are 47 agents licensed to sell the preneed products.

FAIC also markets credit life and disability insurance products to banks throughout the state of Kentucky. Marketing of these products is accomplished through an agreement with the Kentucky Bankers Association (KBA). A representative of the KBA promotes FAIC's credit insurance products through banks that are members of the KBA. Marketing of these products commenced in December of 1998. There are approximately 460 agents licensed to sell credit insurance.

FAIC is licensed to market its products in the states of Indiana, Kansas, Kentucky, Ohio and Tennessee. Marketing in Indiana began in late 1998. Marketing in Kansas, Ohio and Tennessee may not begin until a substantial policyholder base is established in Kentucky and Indiana.

Credit  Insurance  Agreement

On November 1, 1998, FAIC entered into a credit insurance agreement with North Central Life Insurance Company of St. Paul, Minnesota ("North Central"). Under the terms of the agreement, FAIC reinsures 100% of all credit life and accident and health insurance it writes in Kentucky. FAIC receives a ceding commission equal to 2 1/2% (two and a half percent) of credit insurance premiums written, plus 100% of commissions paid to agents. Additionally, North Central provides all policy administration. During 2001, 2000 and 1999, FAIC received $544,126, $520,018 and $230,129, respectively, of ceding commissions pursuant to the agreement. FAIC remains primarily liable in the event North Central is unable to meet its obligations under the terms of the reinsurance agreement. North Central is rated A+ (Superior) by A.M. Best Company.

Insurance  In  Force

The  following  table  provides  information  concerning  the  Life  Insurance
Subsidiaries' volume of life insurance coverage in force for each of the last three years.

Year ended December 31
(Dollars in Thousands)                                2001      2000      1999
                                                    --------  --------  --------
Beginning of period                                 $229,279  $195,895  $119,863
Acquired business of Benefit Capital                  17,327
New business issued during the period:
  Individual                                          79,186    58,027    79,466
  Credit Life                                         34,950    36,091    10,310
                                                    --------  --------  --------
Total                                               $343,415  $290,013  $226,966

Terminations during period
  Sale of Benefit Capital                             15,231
  Individual                                          39,426    36,663    26,852
  Credit Life                                         26,227    24,071     4,219
                                                    --------  --------  --------
In-force end of period                              $262,531  $229,279  $195,895
                                                    ========  ========  ========
Reinsurance ceded at end of period                  $103,441  $ 86,207  $ 69,947

Reinsurance

Consistent with the general practice of the life insurance industry, FAIC reinsures a portion of the coverage provided by the life insurance products they offer. The maximum amount of risk that FAIC retains on its ordinary life products is $50,000 on any one insured. The remaining coverage is reinsured with Business Men's Assurance Company of America, located in Kansas City, Missouri. Additional reinsurance is provided for the 10-year term product through Optimum Re Insurance Company of Dallas, Texas. The retention limit on the 10-year term product is $50,000. All credit life and accident and health insurance written by FAIC is 100% reinsured with North Central Life Insurance Company of St. Paul, Minnesota. At December 31, 2001, FAIC has reinsured $76,320,000 of ordinary life insurance coverage. The company also reinsures
$27,121,000 of credit life insurance and $64,897,000 of accidental death benefits. To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains primarily liable for the entire amount at risk.

Underwriting

FAIC follows underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies. Such procedures require medical examinations (including blood tests, where permitted) of applicants for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant's age and vary by policy type. FAIC also relies upon medical records and upon each applicant's written application for insurance, which is generally prepared under the supervision of a trained agent.

Evaluating the impact of future Acquired Immune Deficiency Syndrome ("AIDS") claims under life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus, uncertainty as to the speed at which the AIDS virus has and may spread through the general population, and advancements in medical treatment options. FAIC has implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

Investments

The Company derives a substantial portion of its revenue from investments. FAIC maintains diversified investment portfolios that are held primarily to fund future policyholder obligations. State insurance laws impose certain restrictions on the nature and extent of investments by insurance companies. FAIC made substantial investments in equity securities during 2000. Neither the Company nor its subsidiaries owned any collateralized mortgage-backed securities as of December 31, 2001 that would be included in the high-risk classification.

Competition

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

Governmental  Regulation

FAIC is subject to comprehensive regulation in the states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. The Kentucky Department of Insurance also periodically examines the business and accounts of FAIC.

FAIC also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium or intangible property taxes.

Kentucky has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, terms of affiliate transactions, and other related matters. Under the Kentucky statutes, FAIC may not during any year pay dividends on their common stock to their parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of their capital and surplus at the end of the preceding year, without the consent of the Kentucky Commissioner of Insurance. For 2001, the maximum amount of dividends that FAIC could pay, without the Commissioner's approval, is $61,514.

The National Association of Insurance Commissioners ("NAIC") has taken several steps to address public concerns regarding insurer solvency. These steps included implementing a state certification program designed to promote uniformity among the insurance laws of the various states and developing insurer reporting requirements that focus on asset quality, capital adequacy, profitability, asset/liability matching, and liquidity. These requirements include establishment of asset valuation reserves ("AVR") and interest maintenance reserves ("IMR"), risk-based capital ("RBC") rules to assess the capital adequacy of an insurer, and a revision to the Standard Valuation Law ("SVL")
that specifies minimum reserve levels and requires cash flow testing in which projected cash inflows from assets are compared to projected cash outflows for liabilities to determine reserve adequacy.

FAIC's AVR, as of December 31, 2001, 2000 and 1999 is shown in Item 6. "Management's Discussion and Analysis or Plan of Operations."

RBC provides a means of establishing the capital standards for insurance companies to support their overall business operations with regard to their size and risk profile. The four categories of major risk involved in the formula are [i] asset risk - the risk with respect to the insurer's assets; [ii] insurance risk - the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; [iii] interest rate risk - the interest risk with respect to the insurer's business; and [iv] business risk - all other business risk. A company's RBC is calculated by applying factors to various asset, premium and reserve items, with higher factors for those items with greater underlying risk and lower for less risky items. RBC standards are used by regulators to set in motion appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. They also provide an additional standard for minimum capital, below which companies would, be placed in conservatorship. Based on RBC computations as of December 31, 2001, FAIC has capital levels which are at least 400% of the minimum requirements.

Action taken by the NAIC in these and other areas may have a significant impact on the regulation of insurance companies during the next several years. Given their comparatively small size, it may be expected that FAIC would be affected by more stringent regulatory policy, both under existing laws and any new regulatory initiatives. Such effects could include curtailment or discontinuance of insurance underwriting in one or more states, mandated increases in capital and surplus, and/or other effects.

Federal  Income  Taxation

FAIC is taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35%. The Code currently requires capitalization and amortization over a five or ten year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. These provisions apply to life, health, and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

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

Financial  Information  Relating  to  Industry  Segments

Financial information related to specific segments of the Company's business is presented below. All sales of life insurance by FAIC and BCLIC are to unaffiliated customers. BCLIC's financial information is included from December 31, 1999 through February 28, 2001.

                                          Years ended December 31,
                                              2001          2000          1999
                                         ------------  ------------  ------------
Premiums earned, net of reinsurance:
  Life and annuity insurance operations  $  4,679,692   $ 3,711,547   $ 3,329,812
                                         ============  ============   ============
Revenues:
  Life and annuity insurance operations  $  5,484,519   $ 4,235,693   $ 3,882,532
  Venture capital operations                      884             -        30,923
  Corporate operations                         96,924       245,280       199,834
                                         ------------   -----------   ------------
                                         $  5,582,327   $ 4,480,973   $ 4,113,289
                                         ============   ===========   ============
Income (loss) before income taxes:
  Life and annuity insurance operations  $    556,993   $   873,928   $ 1,045,750
  Venture capital operations                      (96)            -        30,923
  Corporate operations                       (274,391)     (672,810)     (681,655)
                                          ------------  ------------  ------------
                                         $    282,506   $   201,118   $   395,018
                                         ============   ===========   ============
Assets:
  Life and annuity insurance operations  $ 22,435,019   $19,163,645   $16,729,347
  Venture capital operations                  309,635       208,766       208,766
  Corporate operations                      1,151,023     1,712,838     2,125,589
                                         ------------   -----------   ------------
                                         $ 23,895,677   $21,085,249   $19,063,702
                                         ============   ===========   ============

Employees

As  of  March  15,  2002  there  were  21  full-time  employees.

Item  2.  Description  of  Property

The Company leases approximately 6,100 square feet located at 2285 Executive Drive, Lexington, Kentucky. The lease expires on January 31, 2002. Annual rent expense for the year ended December 31, 2001, 2000 and 1999 totaled $101,208, $91,268 and $87,386, respectively. Currently, the Company policy is not to invest in real estate or real estate mortgages, although a change in such policy would not require a vote of security holders.

Item  3.  Legal  Proceedings

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

Recent  Sales  of  Unregistered  Securities

In August 2001 the Company commenced an offering of 500,000 shares of class A common stock no par value for $3.00 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by the Company. At December 31, 2001, the Company had sold 38,800 shares that raised total proceeds of $116,400 and incurred offering cost of $37,903.

           (b.)  Holders

As of March 1, 2002, there are approximately 5,500 shareholders of the Company's outstanding common stock.

           (c.)  Dividends

The Company has not paid any cash dividends since inception (February 16, 1993). The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio, management service fees and dividends paid by FAIC. Provisions of the Kentucky Insurance Code relating to insurance holding companies subject transactions between the Company and FAIC, including dividend payments by FAIC, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of life insurance subsidiaries' capital and surplus available to support policyholder obligations. See Item 1. "Description of Business - Governmental Regulation." In addition, under the Kentucky Business Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

During 2001 the Company paid a 5% stock dividend that included a $335 payment for fractional shares.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the following Management's Discussion and Analysis or Plan of Operation, statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.
The Company operates in a highly competitive business environment, and its operations could be negatively affected by matters discussed under the caption, "Competition", on page 6 of this Form 10-KSB.

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

During 2001 net income decreased $89,340 compared to 2000 results and loss per share increased 148% to a loss per share of $.03 compared to a $.01 loss per share in the prior year while equity per share decreased 8% to $1.69. A significant portion of the loss is attributable to marketing cost related to the cost of entering new markets that were expensed and not capitalized. Also the decline in interest rates reduced the amount of investment income that could be earned on bond and cash investments.

Acquisitions

Benefit  Capital  Life  Insurance  Company

On December 30, 1999, FAIC, a subsidiary of the Company, acquired 100% of the common stock of Benefit Capital Life Insurance Company from an unaffiliated insurance holding company (the BCLIC Acquisition). Benefit Capital is licensed in the state of Louisiana only and had statutory capital and surplus of approximately $413,000. The aggregate purchase price for the BCLIC Acquisition was approximately $636,000 (including net cost associated with the acquisition of approximately $54,000). The BCLIC acquisition was financed with the working capital of FAIC and 25,000 shares of Company stock valued at $62,500. The BCLIC Acquisition was accounted for as a purchase. BCLIC's results of operations are included in the consolidated statements from the date of acquisition to the date of disposal. A capital contribution of $37,000 was made during 2000.

Dispositions

Purchase  of  FAC  Stock  and  Sale  of  Benefit  Capital Life Insurance Company

On June 27, 2000, the Company purchased 132,000 shares of FAC common stock from Chris Haas ("Haas"), former Chairman of the Board of the Company, for $2.49 per share for an aggregate purchase price of $328,680 and entered into an agreement with Haas to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. FAC purchased BCLIC from FAIC for $670,000 cash and FAC exchanged BCLIC for 268,000 shares of FAC stock. The sale of BCLIC to Haas was completed on March 5, 2001. BCLIC's 2001 operating results included in the consolidated statements of operations were revenues of $15,364 and benefits,  losses,  and  expenses  of  $20,789

Consolidated  Financial  Condition

Significant changes in the consolidated balance sheet of 2001 compared to 2000 reflect the operations of the Company, the sale of BCLIC and capital transactions discussed below.

At December 31, 2001, the Company's available-for-sale fixed maturities had a fair value of $8,894,904 and amortized cost of $8,530,517. The available-for-sale portfolio consists of fixed maturities and equity securities. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders' equity. The Company's fixed maturities portfolio decreased approximately .2% during 2001 and decreased approximately 4% in 2000, on an amortized cost basis. The net change for 2001 was immaterial. The 2000 decrease resulted primarily from repositioning funds into the equities markets. Moody's rating service rated all of the Company's fixed maturities portfolio Aaa to Baa2.

The Company's investment in equity securities decreased $843,941 and $1,032,388 during 2001 on a cost and fair value basis, respectively, after increasing $2,785,730 and $1,724,214 on a cost and fair value basis, respectively in

2000 As of December 31, 2001 there were $1,224,670 of net unrealized losses in equity securities, as compared to a $1,036,223 unrealized loss at December 31, 2000. One security accounted for $212,081 and $190,639 of such unrealized losses at December 31, 2001 and 2000, respectively.

As more extensively discussed under Consolidated Results of Operations, the Company realized net capital gains and (losses) from its investments during the three-year period ended December 31, 2001. Management believes these pretax net gains and (losses) which total ($186,872), ($146,418) and $205 during 2001, 2000 and 1999, respectively, are more than would have been obtained from a more conservative investment strategy involving only investment grade bonds. Net capital gains or (losses) for a given period are not necessarily indicative of those for future periods.

At December 31, 2001 and 2000 the Company held notes receivable of $770,280 and $569,788, net of a valuation allowance of $116,616 and $149,698, respectively. At December 31, 2001, the Company had $4,159 of notes receivable that had been non-income producing for the twelve months prior to December 31, 2001.

The decrease of $85,000 in other invested assets during 2001 resulted from the Company's additional investment in a venture capital limited partnership and the sale of an 8% interest in a limited liability company that specializes in the placement of rated and hard to place life insurance products.

The Company has maintained significant cash and short-term balances over the past several years, principally to hedge against the uncertainty of future interest rates.

Deferred policy acquisition costs increased $1,354,137 net of amortization of $1,235,457 during 2001. Policy acquisition expenses related to new insurance sales totaled $2,589,594 and were capitalized during 2001.

Total policy liabilities as of December 31, 2001 and 2000 were $11,972,326 and $9,406,470, respectively. Approximately 40% of the 2001 total consist of future policy benefit and unearned premium reserves while policyholder deposit liabilities represent 57% of the total.

Policyholder deposits liabilities as of December 31, 2001 and 2000 were $7,358,247 and $4,859,854, respectively.

Shown below is a progression of the Company's policyholder deposit activity for the year ended December 31,
2001.

Year ended December 31, 2001                    Total       Annuity      Other
                                             ----------   ----------   ---------
Beginning Balance                            $4,859,854   $4,629,330   $230,524
Deposits                                      2,255,118    2,195,548     59,570
Benefit Capital deposits                        (42,725)           -    (42,725)
Withdrawals                                    (276,545)    (226,903)   (49,642)
Interest credited                               562,545      550,593     11,952
                                             -----------  -----------  ---------
Ending Balance                               $7,358,247   $7,148,568   $209,679
                                             ==========   ==========   =========

The growth in policyholder deposit liabilities has resulted from the annuity rider deposits that begin in the second policy year.

The Company has a relatively low effective federal income tax rate, which can fluctuate significantly due to the application of Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." The most significant provision under SFAS No.109 affecting the Company is the disallowance of the small life insurance company deduction when computing deferred taxes. The small life insurance deduction allows the Life Insurance Subsidiaries to reduce their taxable income by 60% before computing their current provision for tax. By disallowing this, deduction in the computation of deferred taxes, SFAS No.109 significantly increases the deferred taxes on the Life Insurance Subsidiaries' temporary differences. Thus, when a significant increase or decrease occurs in the Company's net temporary differences, the related deferred tax is computed using the 35% federal tax rate, whereas tax will actually be paid on these net liabilities (when realized) at a lower rate. The Company's gross deferred federal income tax liabilities and assets are more fully discussed in Note 9 to the Consolidated Financial Statements. All operating deferred tax assets of the Company are realizable by offset against existing deferred tax liabilities.

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

Consolidated  Results  of  Operations

The primary source of revenue for the Company is life insurance premium income. Premium payments are classified as first-year, renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force.

Shown below is the Company's premium income for the three years ended December 31, 2001, 2000 and 1999, respectively.

Premium Income                                 2001         2000         1999
                                           -----------   ----------   -----------
First-year                                 $ 2,451,037   $1,432,658   $1,886,288
Renewal                                      2,412,681    2,440,347    1,543,799
Single - Credit insurance                      873,535      806,064      368,727
                                           -----------   ----------   -----------
  Gross premium income                     $ 5,737,253   $4,679,069   $3,798,814
Reinsurance premium ceded                   (1,057,561)    (967,522)    (469,002)
                                           ------------  -----------  -----------
  Net premium income                       $ 4,679,692   $3,711,547   $3,329,812
                                           ===========   ==========   ===========

During 2001, first-year premium income increased $1,018,379 from 2000 levels due to an increase in new sales, however, 2002 sales are expected to decrease due to ending the sale of FAIC's founders product. Reinsurance premiums are a direct reduction of premium income. Credit insurance is 100% reinsured. The reinsurance premiums related to credit insurance were $873,535, $806,064 and $368,727 in 2001, 2000 and 1999, respectively.

Net investment income for 2001 was $738,239, an increase of $29,864 over 2000 results. This increase is primarily due to a larger investment base from FAIC's operations and lower investment expense. Net investment income in 2000 and 1999 was $708,375 and $659,309, respectively. Investment yields have declined due to a decline in the yields available on bonds.

Net realized investment losses which total $186,872 during 2001 from the sale of bonds and common stock and losses recognized on notes receivable are more than would have been obtained from a more conservative investment strategy involving only investment grade bonds. During 2000 and 1999, realized investment gains and losses were $146,418 loss and $205 gain, respectively, from the sale of bonds and common stocks.

Service fee revenue and other income totaled $357,687 in 2001 which represents a $150,219 increase over 2000 results of $207,469. The Company provides accounting support to Mid-American Alliance Corporation and its subsidiaries Mid American Century Life Insurance Company and Security Alliance Insurance Company, First American Capital Corporation and its subsidiary First Life America Corporation, Integrity Capital Corporation and Mid-Atlantic Capital Corporation. Fees related to these accounting services were $300,364, $173,825 and $95,531 in 2001, 2000 and 1999, respectively.

The Company incurred a $6,419 loss from its share of the net operating loss of FCS.

The increase in life insurance policy reserves was $1,114,526, $754,517 and $870,582 in 2001, 2000 and 1999, respectively. Life insurance reserves are established to provide for the payment of policyholder benefits. Actuaries consider factors such as premiums, interest, mortality and life expectancy when calculating reserve factors. Typically, these reserve factors increase as a policy reaches another anniversary, creating a larger reserve.

Commissions to insurance agents, excluding commissions to credit insurance agents, totaled $1,467,048, $1,132,622 and $1,304,124 in 2001, 2000 and 1999,
respectively. In December 1998, FAIC began selling credit insurance. During 2001, 2000 and 1999, commission on the sale of credit insurance was $522,288, $499,867 and $220,838. Commissions are paid to agents on first-year, renewal and single premium payments. First-year commission percentages are significantly greater than renewal commission percentages. When new premiums written increase from year to year and existing policies renew, commission expense increases. During 2001, the increase in the sale of credit insurance and an increase in first-year ordinary life premium income, accounts for the $356,847 increase in commission expense in 2001 over 2000.

Death claims during 2001, 2000 and 1999, net of reinsurance ceded, were $117,655, $187,484 and $122,135, respectively.

Annuity premiums received are recorded as liabilities rather than income, pursuant to Statement of Financial Accounting Standard No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." Interest is incurred and credited to the annuity fund balances. As policies renew, the annuity fund balance increases which also increases the base on which interest is earned by the policyholder. The growth in the annuity fund balance accounts for the increase in interest expense between years. Interest expense was $574,754, $340,672 and $200,107 for 2001, 2000 and 1999, respectively.

Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. In 2001, 2000 and 1999, $2,589,594, $1,281,288 and $1,655,160 of these costs were capitalized.  Amortization  of  deferred  policy  acquisition  costs  totaled
$1,235,457,  $660,311  and  $760,468  for  2001,  2000  and  1999, respectively.

Selling, administrative and general insurance expenses increased $129,360 in a comparison of 2001 to 2000. These expenses relate to the administration and issuance of life insurance policies. This increase can be attributed to an increase in sales and processing costs. Selling, administrative and general insurance expenses totaled $676,248, $546,888 and $363,166 in 2001, 2000 and
1999, respectively. Salaries, wages and employee benefits totaled $1,752,360, $1,059,711 and $1,102,195 in 2001, 2000 and 1999, respectively. The $692,649 increase in 2001 was primarily attributable to an increase in marketing salaries and salaries related to the service business.

Professional fees increased $8,938 during 2001 compared to 2000. Professional fees include accounting, actuarial, consulting, and legal fees. Professional fees totaled $204,975, $196,037 and $107,708 for 2001, 2000 and 1999,
respectively.

Income tax expense for 2001 totaled $431,727. Federal income taxes are calculated based on the earnings of FAIC. Certain items included in income reported for financial statements are not included in taxable income for the current year, resulting in deferred income taxes. Of the $431,727 amount above, deferred income taxes totaled $431,453 and taxes currently payable were $274. In 2000 total income tax expense was $260,999, of which $225,431 was deferred.
In  1999  total income tax expense was $254,540, of which $230,783 was deferred.

Statutory  Insurance  Information

For insurance regulatory and rating purposes, FAIC reports on the basis of statutory accounting principles ("SAP"). A.M. Best Company ("Best") has given First Alliance Insurance Company a rating of NR-1 (insufficient data).

To provide a more detailed understanding of First Alliance operations, shown below are SAP basis assets, asset valuation reserves, statutory capital and surplus, net income and net operating income for First Alliance Insurance Company for the five years ended December 31, 2001.



                           Asset     Statutory             Net          Asset
Year ended                Valuation   Capital    Net      Operating   Valuation
December 31    Assets     Reserves     and      Income    Income       Reserves
                            [1]      Surplus                             [1]
---------- -----------  --------  ---------- ----------- ---------- -----------
2001       $16,570,910  $ 12,215  $4,467,627 $ (803,962) $(872,517) $    12,215
2000       $14,003,366  $  9,971  $5,564,827 $   61,514  $ 181,789  $     9,971
1999       $12,312,179  $ 43,635  $6,460,894 $  100,989  $ 100,989  $    43,635
1998       $ 9,865,490  $ 10,115  $6,306,783 $  107,578  $ 107,578  $    10,115
1997       $ 8,185,820  $  9,649  $6,227,997 $  194,977  $194,977   $     9,649

[1] Asset Valuation Reserves are statutory liabilities that act as contingency reserves in the event of extraordinary losses on invested assets and as a buffer for policyholders' surplus to reduce the impact of realized and unrealized investment losses.

During 2001, statutory capital and surplus and asset valuation reserves decreased by approximately $1,094,956. This decrease resulted primarily from $357,587 of net unrealized losses and a statutory net loss of $803,962. During 2000, statutory capital and surplus and asset valuation reserves decreased by approximately $929,731. This decrease resulted primarily from $891,779 of net unrealized losses, $100,989 shareholder dividend offset by $61,514 of statutory net income. During 1999, statutory capital and surplus and asset valuation reserves increased by approximately $187,631. This increase resulted primarily from $100,989 of statutory income, $24,696 of unrealized investment gains and $62,500 of additional surplus paid in. During 1998, statutory capital and surplus and asset valuation reserves increased by approximately $79,252. This increase resulted primarily from $107,578 of statutory net income offset by $28,326 of unrealized investment losses.

Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company's first-year individual life and accident and health sales. The first-year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first-year premiums. Accordingly, a statutory loss may occur on these sales the first year of the policy.

Cash  Flow  And  Liquidity

During 2001, the Company generated $703,889 of positive cash flow from operations compared to $819,857 in 2000 and $595,304 in 1999. The increases for the three years can be attributed primarily to increased life and health insurance premiums received and annuity deposits.

Cash used by investment activities during 2001 of $903,736 resulted primarily from a decision to increase the investments in available-for-sale fixed maturities and other invested assets and decrease the investments in equity securities and the sale of BCLIC. Cash used by investment activities during 2000 of $3,370,739 resulted primarily from a decision to increase the investments in equity securities, notes receivable and other invested assets. Cash provided by financing activities in 2001 includes an increase in net policyholder deposits of $1,979,552 and net proceeds of $78,497 from the sale of common stock of the Company. Cash provided by financing activities in 2000 includes an increase in net policyholder deposits of $1,284,394 and a net use of cash of $229,168 from the purchase and sale of common stock of the Company.
Cash provided by financing activities in 1999 includes an increase in net policyholder deposits of $1,067,309 and $130,847 from the sale and purchase of common stock of the Company

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in interest rates and in prices of equity securities. Regarding interest rates, the value of the Company's fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations In interest rates while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. From an income perspective, the Company is exposed to rising interest rates which could be a significant risk, as FAIC's annuity business is subject to variable interest rates. The Life insurance company's life insurance policy liabilities bear fixed rates. From a liquidity perspective, the Company's fixed rate policy liabilities have been relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. Historically, the Company has maintained conservative durations in its fixed-maturity portfolio. At December 31, 2001 cash and fixed-maturity investments with maturities of less than five years equaled more than one hundred percent of total policy liabilities. Notwithstanding the foregoing, if interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

The Company has not successfully managed the risk of equity security price fluctuations during the last two years. In addition to the measures described above, FAIC complies with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain test, which FAIC met during 2001 and 2000, the SVL also requires the Company to perform annual cash flow testing for FAIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

The Company's marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company's current liquidity, current bond portfolio maturity distribution and positive cash flow from operations give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service other expenses and commitments by: (1) Service fee income from FAIC and affiliated companies,
(2)  Dividends  from  FAIC, which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the controlling insurance department and (3) corporate borrowings, if necessary.

Item  7.     Financial  Statements


        INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
            AND  FINANCIAL  STATEMENT  SCHEDULES





                                                                          Page
Consolidated  Financial  Statements                                      Numbers
                                                                          ------

Independent  Auditors'  Report                                                18

Consolidated  Balance  Sheets  as  of  December  31,  2001  and  2000         19

Consolidated  Statements  of  Operations  for  the  years  ended
     December  31,  2001,  2000  and  1999                                    21

Consolidated  Statement  of  Changes  in  Shareholders'  Equity  for  the
 years ended  December  31,  2001,  2000  and  1999                           22

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     December  31,  2001,  2000  and  1999                                    23

Notes  to  Consolidated  Financial  Statements                                25

                          Independent Auditors' Report



Board  of  Directors  and  Shareholders
First  Alliance  Corporation


We have audited the accompanying consolidated balance sheets of First Alliance Corporation (a Kentucky corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Alliance Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles accepted in the United States of America.


                                                  /s/ KERBER, ECK & BRAECKEL LLP


Springfield,  Illinois
March  20,  2002

                               FIRST ALLIANCE CORPORATION

                               CONSOLIDATED BALANCE SHEETS


                                                                          December 31,
                                                                        2001         2000
ASSETS                                                                -----------  -----------
Investments:
  Available-for-sale fixed maturities, at fair value
    (amortized cost, $8,530,517 and $8,548,507
    in 2001 and 2000, respectively)                                   $ 8,894,904  $ 8,734,400
  Equity securities (cost of $2,324,377 and $3,168,318
    in 2001 and 2000, respectively)                                     1,099,707    2,132,095
  Policy loans                                                             81,911      100,687
  Notes receivable (net of $116,616 and $149,698
    valuation allowance in 2001 and 2000, respectively)                   770,280      569,788
  Other invested assets                                                   425,000      510,000
                                                                      -----------   ----------
Total investments                                                      11,271,802   12,046,970

Cash and cash equivalents                                               5,902,785    4,044,915
Investment in related parties                                             371,276      237,500
Receivables from related parties                                           48,038       35,675
Accrued investment income                                                 182,220      144,074
Premiums receivable                                                       131,638      136,069
Advances to agents                                                         88,828       36,382
Reinsurance recoverable                                                 1,026,524      714,561
Deferred policy acquisition costs                                       4,718,225    3,364,088
Value of insurance acquired                                                     -       57,224
Goodwill                                                                        -      151,027
Office furniture and equipment, less accumulated depreciation
  of $129,027 and $116,975 in 2001 and 2000, respectively)                125,121       45,580
Federal income tax recoverable                                                143            -
Other assets                                                               29,220       71,184
                                                                      -----------  -----------
Total assets                                                          $23,895,820  $21,085,249
                                                                      ===========  ===========

See notes to consolidated financial statements.


                                  FIRST ALLIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS (continued)


                                                                         December 31,
                                                                       2001           2000
                                                                  -------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
  Annuity contract liabilities                                    $   7,148,568   $ 4,629,330
  Life policy reserves (net of reinsurance
     ceded reserves of $478,506 and $340,172
     in 2001 and 2000, respectively)                                  4,791,633     4,379,730
  Unearned premium reserves                                             466,135       358,981
  Policy and contract claims                                             57,301       108,889
  Policyholder dividend deposits                                              -        42,726
  Policyholder premium deposits                                         209,679       187,798
  Deposits on pending policy applications                               193,313       276,287
  Unearned revenue                                                       63,263        77,010
  Reinsurance premiums payable                                           66,901        56,349
                                                                     ----------    -----------
Total policy and contract liabilities                                12,996,793    10,117,100

Commissions, salaries, wages and benefits payable                       269,100       175,191
Payables to related parties                                             124,881             -
Accrued expenses and other liabilities                                   98,461        55,232
Federal income taxes payable:
  Current                                                                     -        11,583
  Deferred                                                              995,292       575,826
                                                                     ----------    -----------
Total liabilities                                                    14,484,527    10,934,932

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
  authorized; 5,561,455 and 5,527,360 shares issued
  and outstanding at December 31, 2001 and 2000                         556,146       552,736
Additional paid in capital                                           13,466,445    12,628,272
Accumulated other comprehensive income                                 (559,183)     (561,217)
Retained earnings - deficit                                          (4,052,115)   (2,469,474)
                                                                  --------------  ------------
Total shareholders' equity                                            9,411,293    10,150,317
                                                                  --------------  ------------
Total liabilities and shareholders' equity                        $  23,895,820   $21,085,249
                                                                  =============   ============

See notes to consolidated financial statements.


                                            FIRST ALLIANCE CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Years ended December 31,
                                                         2001          2000          1999
                                                      ----------    ----------    ------------
REVENUES
  Premium income                                      $ 5,737,253   $ 4,679,069   $ 3,798,814
  Premiums ceded                                       (1,057,561)     (967,522)     (469,002)
                                                      ------------  ------------  ------------
    Net premiums earned                                 4,679,692     3,711,547     3,329,812

  Net investment income                                   738,239       708,375       659,309
  Net realized investment gain (loss)                    (186,872)     (146,418)          205
  Service fee revenue                                     300,364       173,825        95,531
  Decrease in equity of unconsolidated subsidiary          (6,419)            -             -
  Other income                                             57,323        33,644        28,432
                                                       -----------   -----------   -----------
    Total revenue                                       5,582,327     4,480,973     4,113,289

BENEFITS AND EXPENSES
  Death claims                                            327,977       220,219       330,270
  Death claims ceded                                     (208,538)      (32,735)     (208,135)
    Net death claims                                      119,439       187,484       122,135
  Increase in policy reserve                            1,114,526       754,517       870,582
  Policyholder surrender values                           174,765       201,006        49,408
  Interest credited on annuities
         and premium deposit fund                         562,544       340,672       200,107
  Commissions                                           1,467,048     1,132,622     1,304,124
  Policy acquisition costs deferred                    (2,589,594)   (1,281,288)   (1,655,160)
  Amortization expense:
    Deferred policy acquisition costs                   1,235,457       660,311       760,468
    Value of insurance acquired                               681         4,087             -
    Goodwill                                      -         7,949             -
  Selling, administrative and general expense             676,248       546,888       363,166
  Salaries, wages and employee benefits                 1,752,360     1,059,711     1,102,195
  Professional fees                                       204,975       196,037       107,708
  Advisory board and directors fees                       102,437        69,876        87,430
  Rent expense                                            101,208        91,268        87,386
  Depreciation expense                                     36,710        20,547        15,708
  Interest expense                                         10,426             -             -
  Other expenses                                          330,591       288,168       303,014
                                                       -----------    ----------    ----------
    Total benefits and expenses                         5,299,821     4,279,855     3,718,271
                                                       -----------    ----------    ----------
INCOME FROM OPERATIONS                                    282,506       201,118       395,018
                                                      -----------    -----------    ----------
Federal income taxes                                      431,727       260,999       254,540
                                                      -----------    -----------    ----------
NET INCOME (LOSS)                                    $   (149,221)  $   (59,881)  $    40,478
                                                    ==============  ============  ============
NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                                         (0.03)        (0.01)         0.02
                                                    ==============  ============  ============
See notes to consolidated financial statements.


                                            FIRST ALLIANCE CORPORATION

                                            CONSOLIDATED STATEMENTS OF
                                          CHANGES IN SHAREHOLDERS' EQUITY


                                                             Years ended December 31,
                                                            2001        2000          1999
                                                        ----------  ------------   ------------
COMMON STOCK:
  Balance, beginning of year                               552,736   $   564,318   $   562,069
  Sale of shares in private placement (38,800, 74,525
    and 150,475 in 2001, 2000 and 1999, respectively)        3,880         7,453        15,047
  Company stock acquired (268,000, 190,350 and
    127,980 shares in 2001, 2000 and 1999, respectively)   (26,800)      (19,035)      (12,798)
  Stock dividend 263,295 shares @ 3.00 per share            26,330             -             -
                                                        -----------   -----------   -----------
  Balance, end of year                                $    556,146       552,736       564,318

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                            12,628,272    12,466,943    12,180,353
  Sale of shares in private placement (38,800, 74,525
    and 150,475 in 2001, 2000 and 1999, respectively)      112,520       178,859       361,140
  Cost of public offering                                  (37,903)       (1,050)      (54,558)
  Company stock acquired (268,000, 190,350 and
    127,980 shares in 2001, 2000 and 1999, respectively)         -       (16,480)      (19,992)
  Stock dividend 263,295 shares @ 3.00 per share           763,556             -             -
                                                        ----------   ------------   -----------
  Balance, end of year                                  13,466,445    12,628,272    12,466,943

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of year                              (561,217)      (64,149)       97,469
  Net unrealized gain (loss)
    on available-for-sale securities,
    net of reclassification adjustment (see below)           2,034      (497,068)     (161,618)
                                                         ----------    ----------    ----------
  Balance, end of year                                    (559,183)     (561,217)      (64,149)

RETAINED EARNINGS (DEFICIT):
  Balance, beginning of year                            (2,469,474)   (2,030,679)   (2,013,165)
  Net income (loss)                                       (149,221)      (59,881)      140,478
  Company stock acquired (268,000, 190,350 and
    127,980 shares in 2001, 2000 and 1999, respectively)  (643,200)     (378,914)     (157,992)
  Stock dividend 263,295 shares @ 3.00 per share          (789,885)            -             -
  Cash dividend 111.65 fractional shares @ 3.00 per share     (335)            -             -
                                                        -----------   -----------  ------------
  Balance, end of year                                  (4,052,115)   (2,469,474)   (2,030,679)
                                                        -----------   -----------  ------------
TOTAL SHAREHOLDERS' EQUITY                             $  9,411,293   $10,150,317  $10,936,433
                                                       ============   ===========  ============
DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Unrealized holding gain (loss) arising during period     (104,084)     (350,650)    (161,823)
  Less: reclassification adjustment for gain (loss)
    included in net income                                 (106,118)     (146,418)         205
                                                         -----------  ------------ ------------
  Net unrealized gain (loss) on securities             $      2,034   $  (497,068) $  (161,618)

See notes to consolidated financial statements.


                                                FIRST ALLIANCE CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Years ended December 31,
                                                           2001          2000          1999
                                                        ----------  -----------  -------------
OPERATING ACTIVITIES:
Net income (loss)                                      $ (149,221)  $   (59,881)  $   140,478
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Increase in policy reserves                           1,428,363       413,401     1,240,096
  Increase (decrease) in claim liabilities                (51,588)       66,790        22,000
  (Increase) decrease in reinsurance recoverable         (311,963)      338,603      (370,932)
  Interest credited on annuities and premium deposits     561,790       340,672       183,734
  Provision for depreciation                               36,710        20,547        15,708
  Amortization of goodwill                                      -         7,949             -
  Increase in deferred policy acquisition costs, net   (1,354,137)     (620,977)     (894,692)
  Amortization of value of insurance acquired                 681         4,087             -
  Amortization of premium and accretion of discount        22,336        20,708        23,883
  Net realized investment (gain) loss                      14,730       146,418          (205)
  Increase in policy loans                                (20,687)      (68,493)       (5,587)
  (Increase) decrease in receivables from related parties (12,363)      (21,472)        6,293
  Increase in accrued investment income                   (47,853)       (8,592)      (21,207)
  (Increase) decrease in federal income tax recoverable      (143)        7,985        (7,985)
  (Increase) decrease in premiums receivable                2,510       (54,379)      (31,915)
  (Increase) decrease in advances to agents               (52,446)        6,616        14,678
  (Increase) decrease in other assets                      39,137         3,634       (39,458)
  Increase (decrease) in deposits on pending policy
  applications                                            (82,974)       43,129        16,593
  Decrease in unearned revenue                            (13,747)       (9,868)      (17,221)
  Increase (decrease) in reinsurance premium payable       10,552        (5,101)       (3,733)
  Increase in commissions, salaries, wages and benefits    93,909        41,809        68,641
  Increase in payables to related parties                 124,881             -             -
  Increase (decrease) in accrued expenses
  and other liabilities                                    45,613       (34,537)       57,607
  Increase (decrease) in federal income taxes payable     (11,583)       11,583       (32,258)
  Increase in deferred federal income tax liability       431,385       229,226       230,786
                                                      ------------  ------------  ------------
Net cash provided by operating activities                 703,892       819,857       595,304

INVESTING ACTIVITIES:
  Purchase of available-for-sale fixed maturities      (2,508,464)   (2,790,071)   (4,031,911)
  Sale of available-for-sale fixed maturities           1,386,823     3,084,201     1,789,689
  Purchase of common stock                                      -    (5,136,342)     (362,588)
  Sale of common stock                                    681,118     2,237,945             -
  Purchase of limited partnership interest               (150,000)            -      (150,000)
  Purchase of limited liability company interest           (5,000)     (360,000)            -
  Sale of subsidiary net of cash disposed                (232,850)       (3,720)     (200,092)
  (Increase) decrease in notes receivable                 182,590      (466,624)      118,472
  Short term investments disposed                               -       200,000             -
  Purchase of investments in unconsolidated affiliates   (133,776)     (112,500)            -
  Purchase of furniture and equipment, net               (124,177)      (23,628)       (3,723)
                                                       -----------  ------------  ------------
Net cash used in investing activities                    (903,736)   (3,370,739)   (2,840,153)


                                         FIRST ALLIANCE CORPORATION

                             CONSOLIDATED STATEMENTS OF CASH FLOWS  (continued)


                                                         Years ended December 31,
                                                          2001          2000          1999
                                                     ------------   -----------   ------------
FINANCING ACTIVITIES:
  Deposits on annuity contracts, net                 $  1,968,645   $ 1,295,669   $ 1,057,423
  Policyholder premium deposits (withdrawals), net         10,684       (10,813)        9,886
  Policyholder dividend deposits, net                         223          (462)            -
  Proceeds from sale of company stock                     116,400       186,312       376,187
  Cost of stock offering                                  (37,903)       (1,050)      (54,558)
  Dividends paid                                             (335)            -             -
  Repurchase of company stock                                   -      (414,430)     (190,782)
                                                     -------------   -----------  ------------
Net cash provided by financing activities               2,057,714     1,055,226     1,198,156
                                                     -------------   -----------  ------------
Increase (decrease) in cash and cash equivalents        1,857,870    (1,495,656)   (1,046,693)

Cash and cash equivalents, beginning of year            4,044,915     5,540,571     6,587,264
                                                      ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $ 5,902,785   $ 4,044,915   $ 5,540,571
                                                      ===========   ===========   ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Exchange of 8% equity investment in Ken Belsky &
  Associates, LLC for a note receivable of $350,000   $  350,000              -             -
                                                      ===========   ===========   ============
  Common stock dividend                               $  789,885             -             -
                                                      ==========    ===========   ============
See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  NATURE  OF  OPERATIONS

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

The Company had two wholly-owned insurance subsidiaries, First Alliance Insurance Company ("FAIC") domiciled in Kentucky and Benefit Capital Life
Insurance Company ("BCLIC") domiciled in Louisiana, prior to the sale of BCLIC that was effective February 28, 2001. FAIC was incorporated on December 29, 1994 and initially capitalized with $3,000,000 on January 10, 1995. The Company made an additional $3,000,000 capital contribution on May 15, 1995 and the Kentucky Department of Insurance ("KDI") granted FAIC a Certificate of Authority on May 17, 1995. Insurance operations commenced on November 1, 1995. BCLIC was purchased December 30, 1999 and had capital and surplus of $480,501 at the date of purchase. Operating results of BCLIC are included in the financial statements from the date of acquisition through February 28, 2001.

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

The product is being sold in premium units with the ability to purchase either fractional or multiple units. If a greater accumulated annuity value is desired, the policyholder may continue to make the premium payments, after the completion of the premium-paying period, with the entire payment funding the annuity. Other products currently being marketed by FAIC are a single premium deferred annuity, a ten-year term policy, preneed and credit life and credit accident and health. FAIC is licensed and sells its product in the states of Indiana, Kansas, Kentucky, Ohio and Tennessee. Currently, the products are only marketed in Kentucky and Indiana.

The Company has a wholly owned venture capital subsidiary, First Kentucky Capital Corporation ("FKCC"), which was capitalized with $224,000 during 1996 and commenced operations on April 12, 1996. Additional capital contributions of $127,500 and $92,000 were made during 1999 and 1997, respectively. FKCC provides capital for Kentucky based businesses for both start-up companies and for expansion of existing businesses. Investments may take the form of loans, guarantees, commitments, equity, or joint venture agreements, or any combination thereof.

On June 16, 1999, FKCC executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents 5% of the total investment, was paid upon the execution of the subscription agreement. Upon receipt by Prosperitas of the Small Business Investment Company ("SBIC") license from the U.S. Small Business Association, an additional $127,500 was invested. An additional investment of $150,000 was made during 2001. The investment at December 31, 2001 was
$300,000 with the remaining amount of the commitment due on the fourth anniversaries of the initial capital contribution, however the general partner has the right to accelerate or delay capital calls.

2.  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") which differ from statutory accounting practices prescribed or permitted by the KDI and the Louisiana Department of Insurance ("LDI").

                        FIRST ALLIANCE CORPORATION

Principles  of  Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, FAIC, FKCC, AIM, KIM and BCLIC from its date of acquisition December 31, 1999 through date of disposition, February 28, 2001. All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in the prior years financial statements to conform to current year classifications. These reclassifications had no effect on previously reported net income or shareholder equity.

Managements  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.
Actual  results  could  differ  from  those  estimates.

Investments

The Company classifies all of its fixed maturity and equity securities, except equity securities of related parties as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in other comprehensive income. Policy loans are carried at unpaid balances. Notes receivable are carried at unpaid principal balance, net of allowance for uncollectible amounts. Other invested assets are carried at cost. Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are also carried at cost which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest and dividends earned on investments are included in net investment income.

Investments in related parties are carried at cost except the investment in First Computer Services, LLC ("FCS") is carried on an equity basis (see Note 7).

Office  Furniture  and  Equipment

Office furniture and equipment is recorded at cost less accumulated depreciation using principally the 200% declining balance method over the estimated useful life of the respective assets. Accumulated depreciation was $129,027 and $116,975 at December 31, 2001 and 2000, respectively.

Office  Lease

The Company leases approximately 6,100 square feet located at 2285 Executive Drive, Lexington, Kentucky. The lease expires on January 31, 2002. Annual rent expense for the years ended December 31, 2001, 2000 and 1999 totaled $101,208, $91,268 and $87,386, respectively.

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

Goodwill  and  Value  of  Insurance  Acquired

Goodwill represents the excess of the purchase price of purchased subsidiaries, over amounts assigned (based on estimated fair values at the date of acquisition) to the identifiable net assets acquired. Goodwill is amortized over 20 years. At December 31, 2001 there is no accumulated amortization due to the sale of BCLIC. At December 31, 2000 accumulated amortization was $7,949.

                 FIRST ALLIANCE CORPORATION

Value of insurance acquired is recorded at the estimated value assigned to the insurance in force of the purchased subsidiary at the date of acquisition. The assigned value is amortized over the expected remaining life of the insurance in force. At December 31, 2001 there is no accumulated amortization due to the sale of BCLIC. At December 31, 2000 accumulated amortization was $4,087.

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

Policyholder  Deposits

Policyholder  deposits  consist  primarily  of  premium  and  dividend deposits.
Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest is credited on these deposits at the rate of 6%. The premium deposits are recognized as an increase in a liability rather than premium income. Policyholder dividend deposits represent dividends paid to policyholders of BCLIC that have been left with the company to earn interest. Interest was credited on these deposits at the rate of 4%. Interest credited on premium and dividend deposits is recognized as an expense.

Participating  Insurance

FAIC's former subsidiary, BCLIC, had $6,106,000 of participating insurance in force at December 31, 2000. Participating insurance represents 40.1% of BCLIC's inforce at December 31, 2000, and 2.8% of all insurance inforce at December 31, 2000, and 91.5% of BCLIC's premium income at December 31, 2000 and 1.3% of all premium income at December 31, 2000. Participating dividends are determined at the discretion of the board of directors. No dividends were paid during 2001 and 2000.

Premiums

Life insurance premiums for limited payment contracts are recorded according to Statement of Financial Accounting
Standard (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." Any gross premium in excess of net premium is deferred and recognized in income in a constant relationship with insurance in force.

Federal  Income  Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes.

                         FIRST ALLIANCE CORPORATION

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

Earnings  Per  Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares was 5,450,168, 5,602,062 and 5,645,035 during 2001, 2000 and 1999, respectively.

Comprehensive  Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or total shareholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

3.  ACQUISITION  OF  BENEFIT  CAPITAL  LIFE  INSURANCE  COMPANY

On December 30, 1999, FAIC, a subsidiary of the Company, acquired 100% of the common stock of Benefit Capital Life Insurance Company from an unaffiliated insurance holding company ("the BCLIC Acquisition"). The BCLIC Acquisition was accounted for as a purchase. Results of operations are included in the consolidated statements from the date of acquisition through February 28,2001.

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

4.  PURCHASE  OF  FAC  STOCK  AND SALE OF BENEFIT CAPITAL LIFE INSURANCE COMPANY

On June 27, 2000, the Company purchased 132,000 shares of FAC common stock from Chris Haas ("Haas"), former Chairman of the Board of the Company, for $2.49 per share for an aggregate purchase price of $328,680 and entered into an agreement with Haas to exchange all the outstanding common capital stock of BCLIC for 268,000 shares of FAC common stock. FAC purchased BCLIC from FAIC for $670,000 cash and FAC exchanged BCLIC for 268,000 shares of FAC stock. The sale of BCLIC to Haas was completed on March 5, 2001. BCLIC's 2001 operating results included in the consolidated statements of operations were revenues of $15,364 and benefits, losses, and expenses of $20,789.

                       FIRST ALLIANCE CORPORATION

5.  INVESTMENTS

The amortized cost and fair value of investments in fixed maturities and equity securities at December 31, 2001, 2000 and 1999 are summarized as follows:

Investments

                                                          Gross        Gross
                                            Amortized    Unrealized   Unrealized     Fair
                                                Cost        Gains       Losses       Value
                                             ----------  -----------  ----------  -----------
'December 31, 2001:
Fixed maturities
  U.S. government bonds                       $4,430,590  $   281,899  $         -  $4,712,489
  Municipal bonds                                749,887       18,699            -     768,586
  Corporate bonds                              3,350,040       86,211       22,422   3,413,829
                                              ----------  -----------  ----------  -----------
Total                                         $8,530,517  $   386,809  $    22,422  $8,894,904
                                              ----------  -----------  ----------  -----------
Equity securities                             $2,324,377  $       763  $ 1,225,433  $1,099,707
                                              ==========  ===========  ===========  ==========
December 31, 2000:
Fixed maturities
  U.S. government bonds                       $5,292,461  $   171,427  $     9,621  $5,454,267
  Municipal bonds                                749,771        4,647          476     753,942
  Corporate bonds                              2,506,275       23,445        3,529   2,526,191
                                              ----------  -----------  ----------  -----------
Total                                         $8,548,507  $   199,519  $    13,626  $8,734,400
                                              ----------  -----------  ----------  -----------
Equity securities                             $3,168,318  $   147,725  $ 1,183,948  $2,132,095
                                              ==========  ===========  ===========  ==========

December 31, 1999
Fixed maturities
  U.S. government bonds                       $5,290,951  $     1,119  $    70,633  $5,221,437
  Municipal bonds                                779,662        1,365       16,345     764,682
  Corporate bonds                              2,826,484          277       38,272   2,788,489
                                              ----------  -----------  ----------  -----------
Total                                         $8,897,097  $     2,761  $   125,250  $8,774,608
                                              ----------  -----------  ----------  -----------
Equity securities                             $  382,588  $    46,899  $    21,606  $  407,881
                                              ==========  ===========  ===========  ==========


The amortized cost and fair value of fixed maturities at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                           Amortized      Fair
                                             Cost        Value
                                          ------------  ------------
Due in one year or less                   $1,182,553  $1,210,718
Due after one year through five years      5,624,121   5,954,188
Due after five years through ten years       776,331     804,908
Due after ten years                          947,512     925,090
                                          ----------  ----------
                                          $8,530,517  $8,894,904
                                          ==========  ===========

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities which have a fair value of $13,971,484 at December 31, 2001 which are on deposit with the KDI.

                        FIRST ALLIANCE CORPORATION

5.  INVESTMENTS  (CONTINUED)

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among government, states, municipals, political subdivisions and corporate bonds. As a result, management believes that significant concentrations of credit risk do not exist.

At December 31, 2001, the Company had $4,159 of notes receivable that had been non-income producing for the twelve months prior to December 31, 2001.

On March 31, 1997, the Company purchased 200,000 shares of Paradise Plus USA, Inc. and 200,000 shares of Paradise Plus Holding Company, Inc. for a total investment of $20,000 or $.05 per share. Each company is offering a total of 700,000 shares of its no par value common stock through a private placement stock offering. As these shares represent organizer shares and are restricted under Rule 144 of the Act, the common stock investments have been recorded at cost. In addition, the Company executed a $100,000 promissory note bearing interest at an annual rate of 8.5% with Paradise Plus Holding Company, Inc. on March 5, 1997. A valuation allowance of $143,082 was established. At December 31, 2000, the unpaid principal balance on this note was $144,334. During 2001 the note was written off as uncollectible.

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

On May 2, 2000, the Company entered into an agreement with Ken Belsky and Associates, LLC to provide a credit facility of 600,000 at a 10% rate of interest to KBA. Advances under the credit facility may be made as follows: (i) $300,000 as of the closing date through March 31, 2001 and (ii) $300,000 as of the satisfaction of the funding conditions through March 31, 2001, funding conditions were met on March 10, 2000. Upon the Company's advance to Borrower of the first $100,000, Borrower will issue a one percent (1%) membership interest in Borrower to the Company and upon the Company's advance to borrow of any amount in excess of $300,000, Borrower will issue an additional one percent (1%) membership interest in Borrower to the Company. Principal and interest under the credit facility shall be due and payable as follows: monthly payments of interest only on the outstanding balance of the loans through March 1, 2001 and then principal and interest will be payable in thirty (30) equal monthly installments beginning April 1, 2001. Prior to June 14, 2001, $250,000 had been loaned pursuant to the agreement.

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

Gross gains of $9,548, $4,773 and $205 were realized on the sale of available-for-sale fixed maturity investments during 2001, 2000 and 1999, respectively and gross losses of $3,749 and $38,524 were realized on the sale of available-for-sale fixed maturity investments during 2001 and 2000. There were no realized investment losses during 1999.

Gross gains of $75,977 and $115,587 and gross losses of $228,782 and $228,254 were realized on the sale of available-for-sale equity securities during 2001 and 2000, respectively. There were no realized investment gains or losses on the sale of available-for-sale equity securities during 1999.

As of December 31, 2001, 2000 and 1999, the Company had recorded an allowance for uncollectible accounts on notes receivable of $116,616, $149,698 and $149,698.

                        FIRST ALLIANCE CORPORATION

5.  INVESTMENTS  (CONTINUED)

The  following  are  the  components  of  net  investment  income:

Net  Investment  Income

                                                  Years ended December 31,
                                                 2001       2000       1999
                                               --------  ---------  ----------
Fixed maturities                               $525,291   $588,308   $339,448
Equity securities                                10,691     15,153        286
Notes receivables                                77,956     17,043     18,801
Short-term and other investments                144,844    138,328    319,624
                                               --------  ---------  ----------
Gross investment income                         758,782    758,832    678,159
Investment expenses                             (20,543)   (50,457)   (18,850)
                                               ---------  ---------  ---------
Net investment income                          $738,239   $708,375   $659,309
                                               ========   ========  =========


6.  CONCENTRATIONS  OF  CREDIT  RISK

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among government, special revenue public utility and corporate bonds. The Company has not experienced any significant losses in such investments and believes it is not exposed to any significant credit risk. The Company and its subsidiaries maintain cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures accounts up to $100,000 at each institution. Uninsured balances aggregate $720,709 at December 31, 2001. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

7.  INVESTMENTS  IN  AND  RECEIVABLES  FROM  RELATED  PARTIES

The Company holds investments in related parties of $371,276 and $237,500 at December 31, 2001 and 2000, respectively. Of these amounts, $262,500 and
$237,500 represent organizer shares purchased in the initial private placement of the respective entity at December 31, 2001 and 2000, respectively. These investments are restricted under Rule 144 of the Act. There are no quoted market prices for these investments. These investments are carried at cost in the accompanying consolidated balance sheets. The remaining $108,776 at December 31, 2001 represents the Company's investment in First Computer Services, LLC ("FCS"). The company uses the equity method to account for this investment. The Company also had receivables from these entities of $48,038 and $35,675 at December 31, 2001 and 2000, respectively.

On August 8, 1996, the Company purchased 525,000 shares of the common stock of First American Capital Corporation ("FACC") of Topeka, Kansas, for $52,500. On January 15, 1999, FACC completed its public stock offering raising total capital of $14,562,000. The proceeds of the public offering were used to form a Kansas domiciled life insurance company, First Life America Corporation. The Company owns 9.7% of the outstanding common stock of FACC at December 31, 2001. At December 31, 2001 and 2000, the Company had accounts receivable from FACC of $18,022 and $18,047, respectively.

On August 8, 1996, the Company purchased 725,000 shares of the common stock of Mid-American Alliance Corporation ("MAAC") of Jefferson City, Missouri, for $72,500. MAAC has raised total capital of $10,832,840 from the sale of private placement shares and through a $16,000,000 Missouri intrastate public stock offering. The Company owns approximately 11.9% of the outstanding common stock of MAAC at December 31, 2001 On December 31, 1997, MAAC acquired Mid American Century Life Insurance Company ("MACLIC"), a Missouri domiciled life insurance company. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the act and applicable state securities laws, pursuant to registration or exemption therefrom. Scott Engebritson, Company Vice-Chairman, is Chief Executive Officer and President of MAAC. Thomas Evans, Company Secretary and Treasurer, is Assistant Secretary and Treasurer of MAAC. At December 31, 2001 and 2000, the Company had accounts receivable from MAAC of $10,963 and $10,119, respectively.

                        FIRST ALLIANCE CORPORATION

7.  INVESTMENTS  IN  AND  RECEIVABLES  FROM  RELATED  PARTIES  (CONTINUED)

On June 12, 2000, the Company purchased, through a private placement, 585,000 shares of no par value Class A common stock of Integrity Capital Corporation ("ICC") of Indianapolis, Indiana for $58,500. At December 31, 2001, ICC had raised $860,000 from the sale of private placement shares and $2,215,730 from its public offering. After ICC's private placement and public offerings are complete, the Company will own approximately 9.75% of the common stock. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael Fink, Company President, is Chairman of the Board of ICC and Thomas Evans, Company Secretary and Treasurer, is Secretary and Treasurer of ICC. At December 31, 2001 and 2000 the Company had accounts receivable from ICC of $5,027 and $573, respectively.

On July 6, 2000, the Company purchased, through a private placement, 540,000 shares of no par value Class A common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $54,000. At December 31, 2001 MCC had raised $850,000 from the sale of private placement shares and $1,120,100 from its public offering. After MCC's private placement and public offerings are complete, the Company will own approximately 9.75% of the common stock. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael Fink, Company President is Co-Chairman of the Board of MCC. At December 31, 2001 and 2000 the Company had accounts receivable from MCC of $8,000 and $2,782, respectively.

On August 16, 2001, the Company purchased, through a private placement, 250,000 shares of no par value Class A common stock of Arkansas Security Capital Corporation ("ASCC") of Springdale, Arkansas for $25,000. At December 31, 2001 ASCC had raised $240,000 from the sale of private placement shares. ASCC plans to conduct another private placement of $600,000 in March of 2002. ASCC then plans to register an Arkansas intrastate public offering of $12,000,000. These shares are not registered under the Securities Act of 1933, they are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Scott Engebritson, Company
Vice-Chairman  is  Chairman  of  the  Board  of  ASCC.

During  2001,  the  Company purchased a 50% interest in First Computer Services,
LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. Mike Fink, President of the Company is Vice President of FCS. The
Company uses the equity method to account for this investment, which is owned jointly by the Company and First American Capital Corporation. As of December 31, 2001, the carrying value of the FCS investment was $108,776. This amount represents an initial investment of $115,195 reduced by a net operating loss of $6,419. At December 31, 2001, FCS had assets of $217,552, no liabilities, equity of $217,552, and a net loss from operations of $12,838.

8.  VENTURE  CAPITAL  SUBSIDIARY  INVESTMENTS

FKCC purchased newly issued common stock of MAC, Lexington, Kentucky, representing a 51% interest, for $50,000 on April 12, 1996. MAC purchased receivables from medical providers at a discount. On December 31, 1997, FKCC entered into an agreement to sell its interest in MAC for $8,000 in cash and notes receivable of $147,049. Due to the uncertainty of collectability of the notes, the Company has a valuation allowance of $6,616 at December 31, 2001 and 2000. The unpaid balance on this agreement was $6,616 at December 31, 2001 and 2000.

On June 16, 1999, First Kentucky Capital Corporation executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents five percent of the total investment, was paid upon the execution of the subscription agreement. On November 29, 1999 a payment of $127,500 was made and on January 31, 2001 a $150,000 payment was made. The total investment at December 31, 2001 and 2000 was $300,000 and $150,000, respectively. The remaining amount of the commitment is due on the fourth anniversary of the initial capital contribution, however the general partner has the right to accelerate or delay capital calls.

                        FIRST ALLIANCE CORPORATION

9.  FEDERAL  INCOME  TAXES

The Company files a consolidated federal income tax return with FKCC and AIM but does not file a consolidated return with FAIC. FAIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and was required to file a separate tax return for its initial six years of existence. Federal income tax expense for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                                    Years ended December 31,
                                                                 2001      2000      1999
                                                              -----------  --------  --------
Current                                                       $       274  $ 35,568  $ 23,757
Deferred                                                          431,453   225,431   230,783
                                                              -----------  --------  --------
Federal income tax expense                                    $   431,727  $260,999  $254,540
                                                              ===========  ========  =========

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% as follows:

                                                                    Years ended December 31,
                                                                   2001      2000       1999
                                                               ---------  ---------  ---------
Federal income tax expense (benefit) at statutory rate          $ 98,877  $ 68,380   $134,306
Small life insurance company deduction                                 -   (72,666)   (60,672)
Increase in valuation allowance                                   99,432   243,596    180,759
Surtax exemptions                                                      -    (9,626)   (10,802)
Other                                                            233,418    31,315     10,949
                                                               ---------  ---------  ---------
Federal income tax expense                                     $ 431,727  $260,999   $254,540
                                                               =========  =========  =========

Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Significant components of the Company's net deferred tax liability are as follows:

                                                                          December 31,
                                                                       2001           2000
                                                                  --------------  ------------
Deferred tax liability:
  Deferred policy acquisition                                     $   1,306,311   $   882,152
  Due and deferred premiums                                              46,581        46,929
                                                                  -------------   ------------
Total deferred tax liability                                          1,352,892       929,081

Deferred tax asset:
  Policy reserves and contract liabilities                               10,943        20,283
  Unearned revenue                                                       22,142        24,700
  Reinsurance premiums                                                   23,415        19,159
  Net unrealized investment losses                                      301,100       289,113
  Net operating loss carry forward                                    1,680,824     1,581,392
  Alternative minimum tax credit carry forward                           44,846        44,846
                                                                  -------------   ------------
Total deferred tax asset                                              2,083,270     1,979,493
Valuation allowance                                                  (1,725,670)   (1,626,238)
                                                                  --------------  ------------
Net deferred tax asset                                                  357,600       353,255
                                                                  -------------   ------------
Net deferred tax liability                                        $     995,292   $   575,826
                                                                  =============   ============

The Company has net operating loss carry forwards of approximately $4,804,481, expiring in 2009 through 2021. These net operating loss carry forwards are not available to offset FAIC income. FAIC has alternative minimum tax

                        FIRST ALLIANCE CORPORATION

9.  FEDERAL  INCOME  TAXES  (CONTINUED)

credit carry forwards of $44,846, which have no expiration date. Federal income taxes paid during 2000 and 1999 were $16,000 and $26,000, respectively. No federal income tax was paid during 2001.

10.   SHAREHOLDERS'  EQUITY  AND  STATUTORY  ACCOUNTING  PRACTICES

The insurance subsidiary is domiciled in Kentucky and prepares its statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the Kentucky Department of Insurance. Currently, "prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. Effective January 1, 2001, the Kentucky Department of Insurance required companies domiciled in the State of Kentucky prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures manual - version effective January 1, 2001, subject to any deviations prescribed or permitted by the State of Kentucky insurance commissioner. Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual - version effective January I, 2001, are reported as changes in accounting principles and an adjustment to unassigned funds (surplus). The cumulative effect of the change in accounting principles was $45,828.

Net income for 2001, 2000 and 1999 and capital and surplus at December 31, 2001, 2000 and 1999 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KDI and LDI are as follows:

                                         GAAP                    SAP
                                ----------------------  ------------------------
                                             Capital                  Capital
                                  Net          and          Net         and
                                  Income     Surplus       Income      Surplus
                                --------  -----------   ----------  ------------
          2001                  $125,266  $  8,292,869  $(803,962)  $  4,467,627

          2000                  $612,929  $  8,275,892  $  83,479   $  5,564,827

          1999                  $791,210  $  8,154,804  $ 100,989   $  6,460,894

FAIC carried its investment in BCLIC at cost after deduction for amortization of goodwill and other intangibles, and adjustments for subsequent operating results. The admitted value of FAIC's investment in BCLIC was $670,000 and $635,757 at December 31, 2000 and 1999, respectively.

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

Statutory restrictions limit the amount of dividends which may be paid by FAIC to the Company. Generally, dividends, in excess of the lesser of (a) 10% of statutory shareholder's surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year may not be paid without prior regulatory approval. In addition, FAIC must maintain the minimum statutory capital and surplus, $1,250,000, required for life insurance companies domiciled in Kentucky.

                        FIRST ALLIANCE CORPORATION

10.  SHAREHOLDERS'  EQUITY  AND  STATUTORY  ACCOUNTING  PRACTICES  (CONTINUED)

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

11.  REINSURANCE

To minimize the risk of claim exposure, FAIC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance. Credit life and accident and health benefits and accidental death benefits are 100% reinsured. All amounts of risk in excess of FAIC's retention on individual life insurance, except for term insurance is ceded to Business Men's Assurance Company ("BMA"). At December 31, 2001 and 2000, FAIC ceded $103,441,209 and $78,308,236 of insurance inforce and received reserve credits of $478,506 and $340,172 respectively. Pursuant to the terms of the agreement with BMA, FAIC pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsured policies. FAIC records this unpaid premium as "Reinsurance premiums payable" in the accompanying balance sheet and recognized as "Reinsurance premiums ceded" in the accompanying income statement. At December 31, 2001, and 2000, the unpaid reinsurance premiums net of amortization totaled $66,901 and $56,349, respectively. During 2001, 2000 and 1999, FAIC paid $1,048,594, $969,589 and $472,735 of reinsurance premiums, respectively.

BCLIC reinsured 50% of the risk to $10,000 and 100% of the risk over $10,000 on any one life. At December 31, 2000 and 1999, BCLIC ceded $7,898,481 and $8,612,671 of reinsurance in force and received reserve credits of $11,477 and $13,158.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains primarily liable for the entire amount at risk.

12.  RELATED  PARTY  TRANSACTIONS

Effective November 1, 1995, the Company entered into a service agreement with FAIC to provide personnel, facilities, and services to FAIC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FAIC's business. The agreement was in effect until December 31, 2000, at which time a new management and administration agreement became effective. Under the agreement in effect for 2000, FAIC paid monthly fees based on life and annuity premiums delivered by FAIC. The percentages are 25% of first year premiums; 20% of second year premiums; 10% of third year premiums; and 5% of premiums in years four and thereafter. FAIC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Under the agreement effective January 1, 2001, FAIC pays actual cost plus a markup of 15%. The services to be performed are the same under each agreement. Pursuant to the terms of the agreements, FAIC had incurred expenses of $2,178,155, $847,530, and $821,562 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company entered into service agreements with FACC and MAAC effective September 1, 1996. Pursuant to the terms of the agreements, the Company provides, data processing, accounting and reporting services in return for a $2,000 per month service fee from each company.

In December of 1998, the Company contracted with FACC to provide underwriting and accounting services for FLAC and FACC. The agreement dated September 1, 1996 between the Company and FACC was terminated with the execution of the new agreement. Under the terms of the management agreement, the FACC pays fees based on a percentage of delivered premiums of FLAC. The percentages are five and one half percent (5.5%) for first year

                        FIRST ALLIANCE CORPORATION

12.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

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

Effective October 1, 2000, the Company contracted with MAAC to provide accounting services to Security Alliance Insurance Company ("SAIC"), a subsidiary of MACLIC. Under the terms of the service agreement MAAC pays fees of $500 per month for all months except March, June, September and December, $750 per month for the months of March, June and September and $1,000 for the month of December.

The Company entered into service agreements with Integrity Capital Corporation effective March 1, 2001 and Mid-Atlantic Capital Corporation on April 1, 2001. Pursuant to the terms of the agreements, the Company provides data processing, accounting and reporting services in return for a $4,000 per month service fee from each entity.

During 2001, the Company purchased a 50% interest in FCS. FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. The Company's initial investment in FCS was $115,195. FACC owns the remaining 50% of FCS.(See Note 7)

                           Service Fees                     Accounts Receivable
               ------------------------------------        ---------------------
Related Party    Years ended December 31,                      December 31,
                    2001         2000         1999              2001     2000
               ----------    ----------     -------        ---------    --------
FACC           $  142,785    $  117,246   $  60,531          $18,022     $18,047
MAAC               19,858        22,500      35,000           10,963      10,119
MACLIC             61,721        34,079           -            6,026       4,154
ICC                40,000             -           -            5,027           -
MCC                36,000             -           -            8,000           -
               ----------    ----------   ---------          -------    --------
Total          $  300,364    $  173,825   $  95,531          $48,038     $32,320
               ==========    ==========   =========          =======     =======

13.  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed  Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities is based on quoted market prices. At December 31, 2001 and 2000, the fair value of fixed maturities was $8,894,904 and $8,734,400, respectively.

                        FIRST ALLIANCE CORPORATION

13.  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)

Equity  Securities

The fair values of equity securities are based on market prices where available. Equity securities are carried at fair value in the accompanying financial statements. At December 31, 2001 and 2000 the fair value of equity securities was $1,099,077 and $2,132,095, respectively.

Cash  and  Cash  Equivalents

The carrying values of cash and cash equivalents approximate their fair value. At December 31, 2001 and 2000, the fair value of cash and cash equivalents was $5,902,785 and $4,044,915, respectively.

Notes  Receivable

The carrying amount of notes receivable approximates their fair value. At December 31, 2001 and 2000 the fair value of notes receivable was $770,280 and $569,788, respectively.

Policy  Loans

The carrying value of policy loans approximates their fair value. At December 31, 2001 and 2000, the fair value of policy loans was $81,911 and $100,687, respectively.

Other  Invested  Assets

The carrying value of other invested assets approximates their fair value. At December 31, 2001 and 2000 the fair value of other invested assets was $425,000 and $510,000, respectively.

Investments  in  Related  Parties

The Company holds investments in related parties of $262,500 and $237,500 at December 31, 2001 and 2000, respectively. These investments represent organizer shares purchased in the initial private placement of the respective entities and are restricted under Rule 144 of the Act. Accordingly, there are no quoted market prices for these investments. These investments are carried at cost in the accompanying consolidated balance sheets. The remaining $108,776 at December 31, 2001 represents the Company's investment in First Computer Services, LLC ("FCS"). The company uses the equity method to account for this investment. (See Note 7)

Investment  Contracts

The carrying value of investment-type fixed annuity contracts approximates their fair value. At December 31, 2001 and 2000, the fair value of investment-type fixed annuity contracts were $7,148,568 and $4,629,330, respectively.

14.  STOCK  COMPENSATION  PLAN

The Company adopted a stock compensation plan on June 7, 1999. The maximum number of shares to be awarded under the plan is 500,000. Participants are any employee, director, officer, consultant or advisor of the Company or its subsidiaries or who derive more than 50% of their annual income from those entities ("Insurance Agents"). Stock may be granted under the plan for present or past services rendered, future services to be rendered, or as bonuses in recognition of past service or performance. The stock acquired pursuant to the plan is non-transferable for a period of two years from the date of acquisition. At December 31, 2001 no grant had been made under the plan.

                        FIRST ALLIANCE CORPORATION

15.  COMPREHENSIVE  INCOME

In 1999, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires the detail of comprehensive income for the reporting period be disclosed in the financial statements. Comprehensive income consists of net income or loss for the current period adjusted for income, expenses gains and losses that are reported as a separate component of shareholders' equity rather than in the statement of operations. The financial statements have been prepared in accordance with SFAS 130.

The components of comprehensive income along with the related tax effects are presented for 2001, 2000 and 1999 as follows:

                                                           2001        2000        1999
                                                        ---------   ----------  ----------
Unrealized gain on available-for-sale securities:
  Unrealized holding gains/(losses) during the period   $(160,129)  $(791,227)  $(244,669)
    Tax benefit (expense)                                  56,045     269,017      83,186
                                                        ---------   ----------  ----------
                                                         (104,084)   (522,210)   (161,483)
Less:
  Adjustment for gains realized in net income              87,022           -         205
    Tax benefit (expense)                                 (30,458)          -         (70)
    Tax rate adjustment                                    (8,503)          -           -
                                                        ---------   ----------  ----------
                                                           48,061           -         135
Plus:
  Adjustment for losses realized in net income            237,198      38,093           -
    Tax benefit (expense)                                 (83,019)    (12,951)          -
                                                        ---------   ----------  ----------
                                                          154,179      25,142           -
                                                        ---------   ----------  ----------
Other comprehensive income                              $   2,034   $(497,068)  $(161,618)
                                                        =========   ==========  ==========

Net income (loss)                                       $(149,221)  $ (59,881)  $ 140,478
  Other comprehensive income (loss) net of tax effect       2,034    (497,068)   (161,618)
                                                        ---------   ----------  ----------
Comprehensive income/(loss)                             $(147,187)  $(556,949)  $ (21,140)
                                                        =========   ==========  ==========
Net income/(loss) per common share - basic
  and diluted                                           $   (0.03)  $   (0.10)  $       -
                                                        =========   ==========  ==========

                        FIRST ALLIANCE CORPORATION

16.  SEGMENT  INFORMATION

 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", became effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131 which is consistent with prior year presentation. The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of December 31, 2001, 2000 and 1999 and for the years then ended is as follows:

                                                    2001          2000          1999
                                                  -----------   -----------   -----------
Revenues:
  Life and annuity insurance operations           $ 5,484,519   $ 4,235,693   $ 3,882,532
  Venture capital operations                              884             -        30,923
  Corporate operations                                 96,924       245,280       199,834
                                                   -----------   -----------   -----------
    Total                                         $ 5,582,327   $ 4,480,973   $ 4,113,289
                                                  ===========   ===========   ============
Income (loss) before income taxes:
  Life and annuity insurance operations           $   556,993   $   873,928   $ 1,045,750
  Venture capital operations                              (96)            -        30,923
  Corporate operations                               (274,391)     (672,810)     (681,655)
                                                   -----------   -----------   -----------
    Total                                         $   282,506   $   201,118   $   395,018
                                                  ===========   ===========   ============
Assets:
  Life and annuity insurance operations           $22,435,019   $19,163,645   $16,729,347
  Venture capital operations                          309,635       208,766       208,766
  Corporate operations                              1,151,023     1,712,838     2,125,589
                                                   -----------   -----------   -----------
    Total                                         $23,895,677   $21,085,249   $19,063,702
                                                  ===========   ===========   ============
Depreciation and amortization expense:
  Life and annuity insurance operations           $ 1,236,658   $   675,783   $   760,468
  Venture capital operations                                -             -             -
  Corporate operations                                 36,190        17,111        15,708
                                                   -----------   -----------   -----------
    Total                                         $ 1,272,848   $   692,894   $   776,176
                                                  ===========   ===========   ============

17.  PRIVATE  PLACEMENT  OFFERING

In February 1999 the Company commenced an offering of 200,000 shares of class A common stock no par value for $2.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by the Company. The Company completed the sale of 200,000 shares that raised total proceeds of $500,000 and incurred offering cost, including commissions, of $55,608.

In August 2001 the Company commenced an offering of 500,000 shares of class A common stock no par value for $3.00 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The Company offered the shares of common stock directly to potential subscribers on a direct participation basis. At December 31, 2001, the Company had sold 38,800 shares that raised total proceeds of $116,400 and incurred offering cost, including commissions, of $37,903.

                        FIRST ALLIANCE CORPORATION

18.  COMMITMENTS

On June 16, 1999, First Kentucky Capital Corporation executed a commitment to purchase three units of the Prosperitas Investment Partners, LP ("Prosperitas") for $450,000. Prosperitas is a venture capital fund based in Louisville, Kentucky. An initial payment of $22,500, which represents five percent of the total investment, was paid upon the execution of the subscription agreement. On November 29, 1999 a payment of $127,500 was made and on January 31, 2001 a $150,000 payment was made. The total investment at December 31, 2001 and 2000 was $300,000 and $150,000, respectively. The remaining amount of the commitment is due on the fourth anniversary of the initial capital contribution, however the general partner has the right to accelerate or delay capital calls.

At June 14, 2001 the agreement to provide a credit facility to KBA was terminated and the loan was restructured (see Note 5).

On June 21, 2000, the Company agreed to purchase 100,000 shares of its common stock from Stephen T. Haas and Tracy M. Hoggard for $1.50 per share for an aggregate purchase price of $150,000, over a period not to exceed 30 months, if certain conditions occur. On December 7, 2000 a new purchase agreement was entered into whereby the Company will purchase 12,500 shares per quarter for eight consecutive quarters, beginning December 7, 2000. At June 30, 2001, 12,500 shares have been purchased by the Company and the remaining shares to be purchased under the agreement have been purchased by third parties. The Company has no obligation remaining under the agreement

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None

PART  III

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
             Compliance  With  Section  16(a)  of  the  Exchange  Act

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 2001 fiscal year.

Item  10.     Executive  Compensation

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 2001 fiscal year.

Item  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 2001 fiscal year.

Item  12.     Certain  Relationships  and  Related  Transactions

The information required by this Item is incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission by the Company within 120 days after the end of its 2001 fiscal year.

Item  13.     Exhibits  and  Reports  on  Form  8-K

    (a) The  following  documents  are  filed  as  part  of  this  form  10-KSB:

    (1) The audited consolidated financial statements of the Company and its subsidiaries and the related report of Independent Auditors listed in the Index to Financial Statements appearing under Item 7 of this Form 10-KSB are incorporated by reference as set forth herein.

    (2) The exhibits set forth on the following Exhibit Index are filed with this report or are incorporated by reference as set forth herein.

Exhibit  Index
---------------
Exhibit
Number         Name  of  Exhibit
---------      -------------------
3.1            Articles  of  Incorporation,  as  amended  (1)

3.2            By-laws,  as  amended  (1)

4              Instruments  defining  the  rights  of  security  holders, including  indentures  (1)

10             Material  Contracts

                 (a)    Lease  (1)
                 (b)    Sub-lease  (2)
                 (c)    Advisory  Board  Contract  (1)

     (d) Service agreement between First Alliance Insurance Company and First Alliance Corporation (2)
     (e) Management  Employment  Agreements  (2)
     (f) Lease  agreement  dated  February  26,  1999  (3)
     (g) Management  agreement  between  First Alliance Corporation and
         First    American  Capital  Corporation  (4)
     (h) Management and Administration Agreement between First Alliance Insurance Company and First Alliance Corporation
         (filed  herewith)


11   Statement  regarding  computation  of  per  share  earnings  (5)

21.1 List  of  subsidiaries  (filed  herewith)

     (b) Reports  on  Form  8-K

         None

-----------------------------------------------------------------------------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, Amendment Number 4, File Number 33-67312, which was declared effective on March 4, 1994, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's 1995 Form 10-K, File Number 33-67312, and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's 1998 Form 10-K, File Number 33-67312, and incorporated herein by reference.

(4) Filed as an Exhibit to the Registrant's 2000 Form 10-KSB, File Number 33-67312, and incorporated herein by reference

(5) Note 2 in Notes to Consolidated Financial Statements included in this Report beginning on Page 28

                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST  ALLIANCE  CORPORATION


By /s/  Michael  N.  Fink                           Date  3/26/2002
   -----------------------------------------------
       Michael  N.  Fink,  Chairman/President

                         SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/  Michael  N.  Fink                         Date  3/26/2002
    ----------------------------------------------
   Michael  N.  Fink,  Chairman/President/Director


By   /s/  Scott  J.  Engebritson                    Date  3/26/2002
    ----------------------------------------------
   Scott  J.  Engebritson,  Vice-Chairman/Director


By   /s/  Thomas  I.  Evans                         Date  3/26/2002
     ---------------------------------------------
 Thomas  I.  Evans,  Sr.  VP/Secretary/Treasurer/Director


By   /s/  Jimmy  Dan  Conner                        Date  3/26/2002
     ---------------------------------------------
     Jimmy  Dan  Conner,  Director


By  /s/  Denzel  E.  Crum                          Date  3/26/2002
    ----------------------------------------------
     Denzel  E.  Crum,  Director


By   /s/  James  M.  Everett                        Date  3/26/2002
     ---------------------------------------------
     James  M.  Everett,  Director


By   /s/  Charles  L.  Hamilton                     Date  3/26/2002
    ----------------------------------------------
     Charles  L.  Hamilton,  Director


By   /s/  Ronda  S.  Paul                           Date  3/26/2002
     ---------------------------------------------
     Ronda  S.  Paul,  Director

                                  EXHIBIT 21.1

                           Subsidiaries of Registrant




First  Alliance  Corporation  (Kentucky  corporation)

100%  First  Alliance  Insurance  Company  (Kentucky  corporation)
100% First Kentucky Capital Corporation (Kentucky corporation) 100% Alliance Insurance Management, Inc. (Kentucky corporation)

First Alliance Insurance Company owns 100% of KYWIDE Insurance Management, Inc. (Kentucky corporation)

                                 EXHIBIT  10(H)
                     MANAGEMENT AND ADMINISTRATION AGREEMENT

     THIS MANAGEMENT AND ADMINISTRATION AGREEMENT ("Agreement") made and entered into by and between FIRST ALLIANCE CORPORATION, a Kentucky corporation ("Company") and FIRST ALLIANCE INSURANCE COMPANY (the "Insurer"), a Kentucky corporation,

                            W-I-T-N-E-S-S-E-T-H:

     WHEREAS, Company owns all of the issued and outstanding capital stock of Insurer; and
     WHEREAS, Insurer is engaged in the business of life and health insurance and annuities; and
     WHEREAS, Insurer and Company desire to contract for the rendition of management and administration services and advice by Company to the Insurer, subject to the terms and conditions hereinafter set forth.
     NOW, THEREFORE, in consideration of the premises and the mutual promises of the parties hereto, they hereby covenant and agree as follows:

     1.  MANAGEMENT  OF  REAL  ESTATE  AND  MORTGAGE  PORTFOLIOS

     1.1 Definition of Real Estate and Mortgages. For the purposes of this Agreement, the term "Real Estate" shall mean any ownership or leasehold interest in real property, including any and all improvements thereon, and the term "Mortgage" shall include any note, evidence of indebtedness or other obligation secured in whole or in part by an interest in Real Estate or by the assignment of an interest in Real Estate.

     1.2 Services and Advice. Company agrees to manage and service and/or to cause the Insurer's Real Estate and Mortgage portfolios to be managed and serviced. The services to be rendered by or on behalf of Company to the Insurer pursuant to this Section 1 shall include, without limitation, to take or to cause all supervisory and ministerial actions to be taken which are necessary to implement, manage and service the Insurer's Real Estate and Mortgage investment program to include, but not limited to, (i) effecting and documenting all transactions in Real Estate and Mortgages; (ii) obtaining and delivering to the Insurer legal evidence of the ownership of all Real Estate and Mortgages purchased for its account; (iii) monitoring all legal actions taken by the Insurer relating to said Real Estate and Mortgages; (iv) obtaining on behalf of the Insurer such property and casualty insurance coverage's on Real Estate as the Insurer's Board of Directors may request; (v) reporting to the Insurer and to its insurance carriers any damages to Real Estate caused by fire, wind storm or other hazard; and (vi) servicing all Mortgages owned by the Insurer.

     1.3 Compliance With Investment Laws. All Real Estate and Mortgage investment programs provided by Company pursuant to this Section 1, and any supervisory or ministerial actions taken by Company hereunder, shall comply with the applicable laws and regulations of the Insurer's domiciliary state.

     1.4 Reports to Boards of Directors. Company shall furnish such periodic reports as reasonably may be requested by the Insurer's Board of Directors or the duly authorized Executive Committee or Investment Committee of the Insurer with respect to (i) the performance of the Insurer's Real Estate and Mortgage investment program; (ii) Company's recommended changes, if any, in said Real Estate and Mortgage investment program; and (iii) any and all other actions taken by Company pursuant to this Section 1 relating to the Insurer's Real Estate and Mortgage investment program.

     1.5 Supervision by Board of Directors. Company acknowledges that the Board of Directors of the Insurer is vested with the power, authority and responsibility for managing the business and affairs of the Insurer, including, without limitation, its Real Estate and Mortgage investment program. Company acknowledges that any and all actions, whether supervisory or ministerial, taken pursuant to this Section 1 by Company shall be subject to the continuous supervision of said Board of Directors and agrees not to purchase or otherwise acquire or to sell or otherwise dispose of any Real Estate or Mortgages unless approved by the Insurer's Board of Directors or its duly authorized Executive Committee or Investment Committee.

     2.  ELECTRONIC  DATA  PROCESSING  SERVICES

     2.1 Certain Definitions. For the purposes of this Agreement, the following terms shall have the meanings set forth below:

          (a) The term "System" or "Systems" means computer programs and programming aids with supporting documentation, including, but not limited to, input and -output formats, program listings, systems flow charts, narrative descriptions and operating instructions, and shall include tangible media upon which such programs are record-ed.

          (b) The term "Insurer Systems" means the completed and operational Systems owned by the Insurer as they existed as of the effective date of this Agreement.

          (c) The term "Company Systems" means any System or part thereof (including any modification, other than of a routine nature, of any Insurer System) which is designed, developed, purchased, owned or modified by Company or by any third party, with which Company enters into or assumes any agreement for electronic processing services to be rendered to Company and/or to the Insurer (hereinafter referred to as "Company's Agent").

     2.2 Services. Company agrees to provide or to cause all electronic data processing services ("EDP Services") to be provided to the Insurer as are necessary or may reason-ably be required for the operation of its business.

     2.3 Insurer Systems. Company shall have the unrestricted right to use any Insurer Systems. To effect Company's right to use any Insurer System, the Insurer agrees to enter into licensing agreements with Company; provided, however, that the term of said licensing agreements and assignments shall not extend beyond the term of this Agreement as it relates to the provision of electronic data processing services.

     2.4 Right to Use Software Programs. Company Systems shall be and remain the property of Company or the property of Company's Agent, as the case may be, and the Insurer shall have no rights or interest therein except as described herein. Company shall grant to the Insurer, and shall obtain the consent of Company's Agent to grant to the Insurer, as of the date this Agreement is terminated, in perpetuity, a non-exclusive, royalty-free license to use any application software program including all related documentation (the "Programs") of any Company System then being used by Company or Company's Agent in rendering services to the Insurer; provided that the Insurer shall give Company not less than thirteen (13) months prior written notice of its intention to use such programs following the termination of this Agreement; and provided further that in order to preserve and to protect the confidentiality of the Company Systems, if the Insurer shall elect to operate such programs after the date this Agreement is terminated, the Insurer shall enter into an agreement or agreements with Company and Company's Agents, containing such covenants and conditions as are necessary or reasonably required to protect the confidentiality of the Company Systems.

     2.5 Computer Equipment. Company will furnish or will cause all computer equipment to be furnished which, together with the computer equipment presently owned by the Insurer, is necessary or reasonably required to render the EDP Services required to be rendered to the Insurer pursuant to this Section 2.

     2.6 Safeguarding Data. Company shall establish or will cause reasonable safeguards to be established to protect against the distribution, loss or alteration of the Insurer's data and data files. Such safeguards shall be no less rigorous than those required by any regulations or guidelines of any regulatory authority having jurisdiction over the business of the Insurer.

     2.7 Supervision by Board of Directors. Company acknowledges that the Board of Directors of the Insurer is vested with the power, authority, and responsibility for managing the business and affairs of the Insurer, and acknowledges that any and all actions, whether supervisory or ministerial, taken by Company pursuant to this Section 2 shall be subject to the continuous supervision of said Board of Directors.

     3.  MANAGEMENT, PERSONNEL, ADMINISTRATIVE SERVICES, FACILITIES AND COSTS

     3.1 Services of Executive Officers. Company shall cause the directors, officers and employees of Company, whom Company considers to be qualified, to serve as officers of the Insurer to the extent that the Board of Directors of the Insurer may, from time to time, elect any of said persons to serve in such capacities.

     3.2 Compensation of Company Employees. No director, officer or employee of Company, whether or not any of said persons are elected to serve as officers of the Insurer, shall receive any salary or other compensation, including, without limitation, directors' fees, from the Insurer.

     3.3 Additional Management Services. In addition to the management duties and functions performed by the directors, officers and employees of Company in fulfilling the responsibilities of any offices to which they may be elected by the Board of Directors of the Insurer, and in addition to performing the management duties and functions which are necessary or reasonably may be required to render all of the other investment, electronic data processing, management and administrative services provided for under this Agreement, Company shall provide such general supervisory and executive services as may be required to manage the business of the Insurer in accordance with sound business practices. Without limiting the generality of the foregoing, Company shall, directly or indirectly, and at the reasonable request of the Board of Directors of the Insurer, perform or render additional management services, including, but not limited to, the following:

          (a) Investigate, evaluate and assist in the selection of and participate in consultations and negotiations with lenders, attorneys, brokers, underwriters, corporate fiduciaries, escrow agents, depositaries, custodians, banks and other persons acting in any other capacity deemed by the Board of Directors of the Insurer to be necessary or appropriate;

          (b) Advise and consult and assist with respect to the general financial policies and the capital and debt structure of the Insurer;

          (c) Advise, consult and negotiate with respect to any future financings by the Insurer;

          (d) Advise, consult and assist with respect to proceedings and hearings held and conducted by regulatory agencies, including, but not limited to, insurance regulatory hearings or proceedings;

          (e) Advise, consult, negotiate and assist with respect to the acquisition and disposition of insurance business and to mergers, consolidations, reorganizations or other business combinations;

          (f) Advise, consult and assist with respect to the development, design and marketing of insurance products;

          (g) Advise, consult and assist with respect to other aspects of the business and affairs of the Insurer.

     3.4 Administrative and Other Services. In addition to the services expressly provided for herein, Company agrees to render or to cause to be rendered to the Insurer, all administrative and other services which are necessary or are reasonably required to effectively operate its business to include, without limitation:

          (a) All actuarial services required for the design and preparation of new insurance products, the calculation of reserves and the evaluation of the results of insurance operations.

          (b) All accounting services necessary to maintain all books and records required to properly account for all financial aspects and to comply with all re-porting requirements of the business of the Insurer.

          (c) All legal services necessary to comply with all applicable laws affecting the business of the Insurer.

          (d) All administrative services required for internal insurance operations, including, underwriting, policy issuance, reinsurance, policy service and claims; and

          (e) All administrative services required for insurance agency operations, including licensing, coinsurance accounting and the tabulation of sales.

     3.5 Personnel. Company shall furnish all personnel necessary to provide all of the services, advice and assistance to the Insurer which are required to be rendered under this Agreement.

     3.6 Facilities. Except as otherwise specified below, Company shall furnish all "Facilities" (as hereinafter defined) necessary to provide all of the services, advice and assistance to the Insurer which are required to be rendered under this Agreement:

          (a) For the purposes of this Agreement, the term "Facilities" means office space, furniture, fixtures and equipment.

          (b) Office space owned and used by the Insurer on the effective date of this Agreement shall be leased by it to Company under a lease the terms of which are consistent with this Agreement and which are not less favor-able than the terms which could be obtained from unaffiliated third parties.

          (c) Office furniture, fixtures and equipment owned or used by the Insurer on the effective date of this Agreement shall remain the property of the Insurer and Company's personnel shall be entitled to use said furniture, fixtures and equipment without cost; provided, however, that Company- shall pay all maintenance and repair costs incurred with respect to said furniture, fixtures and equipment used by Company after the effective date hereof to render any services hereunder to the Insurer. Notwithstanding the foregoing, Company, at its option, may, at any time within six months after the effective date of this Agreement, purchase all or any part of said furniture, fixtures or equipment from the owner thereof for a cash purchase price equal to its then market value. If upon the termination of this Agreement, as it relates to the provision of services other than electronic data processing services, Company owns any furniture, fixtures or equipment, other than computer hard-ware, which it purchased under said option, the Insurer, at its option, may, at any time within six months after the date of said termination purchase all or any part of said furniture, fixtures or equipment, other than computer hard-ware, from Company for a cash price equal to its then market value. If upon the termination of this Agreement, as it relates to providing electronic data processing services, Company owns any computer hard-ware which it purchased under the aforesaid option, the Insurer, at its option, may, at any time within six months after the date of said termination, purchase all or any part of said computer hardware from Company for a cash price equal to its then market value.

          (d) Any furniture, fixtures or equipment required by Company to render the services hereunder which is owned by Company on the effective date of this Agreement shall remain the property of Company. Any furniture, fixtures or equipment required to render the services hereunder which is purchased or leased after the effective date of this Agreement, whether or not such purchase or lease is made to replace existing furniture, fixtures or equipment owned by Company or by the Insurer, shall be purchased or leased by Company.

     3.7 Exception. Notwithstanding any other provisions herein, to the extent, if any, that the laws, rules or regulations of the domiciliary state of the Insurer, whether existing as of the effective date of this Agreement or adopted during the term of this Agreement, requires that certain specified services shall only be rendered by the employees of the Insurer, those services so specified shall not be rendered or paid for hereunder but shall be rendered by the employees of the Insurer and paid for by the Insurer; provided, however, that all other services provided for hereunder shall be rendered to Insurer and paid for by the Insurer in the manner provided in this Agreement.

     3.8 Costs. Company shall pay all personnel and other costs and expenses necessary or required to render the services, advice and assistance provided for by this Agreement, except the following costs which shall be paid direct by the Insurer, or, if previously paid by Company, shall be paid to Company by the Insurer:

          (a) All costs and expenses incurred, in connection with the move or relocation of any principal or administrative offices of the Insurer;

          (b) All costs and expenses incurred in the acquisition by the Insurer of control of any company which is not affiliated with the Insurer on the effective date of this Agreement, including any subsequent merger, consolidation or other business combination of the acquired company with the Insurer;

          (c) All costs and expenses incurred in establishing new insurance markets, expanding existing insurance markets or introducing new insurance products not marketed as of the effective date of this Agreement or expanding into new geo-graphic-al areas not served by the Insurer as of the effective date of this Agreement;

          (d) All costs and expenses incurred in converting any Insurer System or any Company System from any existing System to another System; in substantially modifying any Insurer System or any Company System; or in providing any specialty Company System which is not currently used in the Insurer Systems;

          (e) All costs and expenses incurred in connection with the employment of legal counsel who are not full time employees of Company.

          (f) All costs and expenses incurred in connection with auditing the financial statements of the Insurer, individually, and for consolidated statements in which the Insurer is included.

          (g) All costs and expenses incurred in connection with special actuarial, tax, accounting, systems or other studies performed by independent professional or consulting individuals or organizations;

          (h) All costs and expenses incurred in connection with or related to the payment of the following:

          (i) The investigation and settlement of policy claims by personnel who are not full-time employees of Company.

               (1)     Agents'  commissions.
               (2)     Agents'  balances  charged-off.
               (3)     Agency  conferences  and  conventions.
               (4)     Agents'  awards  and  audio-visual  costs.
               (5) All taxes, excluding FICA and employment taxes paid by Company with respect to Company's employees and federal, state and local taxes withheld by Company.
               (6)     Medical  examination  fees.
               (7)     Inspection  Report  fees.
               (8)     Agents'  licenses.
               (9)     State  insurance  department  licenses  and  fees.
               (11)     All  policyholder  liabilities.

Company shall not incur or pay on behalf of the Insurer any expenses referred to in Sections 3.8(b) through (h) without the approval of the Board of Directors or the Executive Committee of the Insurer. No personnel costs incurred by Company in the rendition of services hereunder shall be included in any of the costs or expenses referred to in Section 3.8(a) through (h) above.

     3.9 Supervision by Board of Directors. Company acknowledges that the Board of Directors of the Insurer is vested with the power, authority, and responsibility for managing the business and affairs of the Insurer, and acknowledges that any and all actions, whether supervisory or ministerial, taken by Company pursuant to this Section 3 shall be subject to the continuous supervision of said Board of Directors.

     4.  AMOUNT  AND  PAYMENT  OF  FEES

     4.1  Fee  for  Management  of  Real  Estate  and  Mortgage  Port-folios.
     As consideration for Company providing the Services, advice and assistance to manage the Real Estate and Mortgages owned by the Insurer pursuant to Section 1 above, the Insurer agrees to pay to Company, not later than the end of each calendar quarter, a cash fee equal to the sum of the products of the book value of all of the Real Estate and Mortgages owned by the Insurer as of the beginning of said calendar quarter multiplied by the percentages set forth below:

     Non-Income Producing Real Estate: 0.0625% for each one dollar ($1.00) up to and including $10,000,000 in book value; 0.0500% for each one dollar ($1.00) in excess of $10,000,000 in book value up to and including $20,000,000 in book value; 0.0375% for each one dollar ($1.00) in excess of $20,000,000 in book value up to and including $30,000,000 in book value; and 0.0250% for each one dollar ($1.00) in excess of $30,000,000 in book value.

     Income Producing Real Estate: 0.75% for each one dollar ($1.00) up to and including $10,000,-000 in book value; 0.625% for each one dollar ($1.00) in excess of $10,000,000 in book value up to and including $20,000,000 in book value; 0.500% for each one dollar ($1.00) in excess of $20,000,000 in book value up to and including $30,000,000 in book value; 0.375% for each one dollar ($1.00) in excess of $30,000,000 in book value.

     Home  Mortgages:  0.125%  for  each  one dollar ($1.00) up to and including
$10,000,000 in book value; 0.100% for each one dollar ($1.00) in excess of $10,000,000 in book value up to and including $20,000,000 in book value; 0.075% for each one dollar ($1.00) in excess of $20,000,000 in book value up to and including $30,000,000 in book value; and 0.050% for each one dollar ($1.00) in excess of $30,000,000 in book value.

     All Other Mortgages: 0.175% for each one dollar ($1.00) up to and including $10,000,000 in book value; 0.150% for each one dollar ($1.00) in excess of $10,000,000 in book value up to and including $20,000,000 in book value; 0.125% for each one dollar ($1.00) in excess of $20,000,000 in book value up to and including $30,000,000 in book value; and 0.0875% for each one dollar ($1.00) in excess of $30,000,000 in book value.

     In addition to the foregoing fee, Insurer shall pay to Company, not less than thirty (30) days following the completion of any of the following transactions by the Insurer, fees in the following amounts:

          (a) Upon the completion of the foreclosure on Real Estate securing any Mortgage owned by the Insurer since the effective date of this Agreement - an amount equal to the costs incurred by Company in effecting the foreclosures.

         (b) Upon the receipt of a stand-by commitment fee for a Mortgage - a fee equal to 25% of the stand-by commitment fee received.

         (c) Upon the receipt of a non-refundable fee for a permanent commitment or for any modification of a permanent commitment - a fee equal to 50% of the non-refundable fee received.

         (d) Upon a refundable commitment fee or deposit previously received becoming non-refundable because of a forfeiture a fee equal to 25% of the refund-able fee previously received.

         (e) Upon the sale of any Real Estate, other than by foreclosure - a fee equal to 10% of the capital gains, if any, realized as a result of said sale.
     In addition to the foregoing fees, Insurer shall pay to Company, not less than thirty (30) days following the end of each calendar month, a fee equal to 5% of the gross rental income on Real Property received during said calendar month.

     4.2 Fee For Electronic Data Processing and Other Services. As consideration for Company providing all electronic data processing services required under Section 2 above and as consideration for Company providing all other services required under Section 3 above, Insurer agrees to pay to Company, not less than monthly, a cash fee equal to one hundred fifteen percent (115%) of all costs incurred by Company in rendering said services (other than costs paid or to be paid by the Insurer pursuant to Section 3.8) during the immediately preceding calendar month.

     4.3 Accountings. Company agrees to periodically provide to Insurer an accounting of the costs incurred by Company which form the basis for the fees payable by the Insurer to Company pursuant to Section 5.3 above. Said accountings shall be in such detail and be accompanied by such substantive documentation as Company and Insurer mutually agree. In addition, Company shall furnish to the Insurer the following statements on or before the date specified below:

       (a) Not later than the thirteenth day following the first day of each calendar quarter, commencing with the first calendar quarter during the term of this Agreement, a statement showing the computation of the fees payable in respect of such calendar quarter under Sections 4.1 and 4.2 hereof; and

       (b) Not later than the thirteenth day of each month, commencing with the second month occurring during the term of this Agreement, a statement showing the computation of the fees payable in respect of the preceding calendar month pursuant to Section 4.3 hereof.

     4.4 Excess Capacity. Notwithstanding any other provisions herein, Company shall not, directly or indirectly, charge Insurer for any services, costs or expenses which are attributable to Company's development or maintenance of Systems or management, administrative or other servicing capabilities which exceed those reasonably required to render the services to the Insurer provided for hereunder.

     5.  CONFIDENTIALITY,  PERFORMANCE  AND  RELATIONSHIP  OF  PARTIES

     5.1 Disclosure of Information. Company agrees that all information communicated to it by or on behalf of the Insurer while this Agreement is in force shall be used by Company only for the purposes of this Agreement and that, during the term of this Agreement and thereafter, Company will not disclose such information to any person who is not a director, officer, employee or agent of the Insurer or of any of its affiliated companies except to the extent that such disclosure is directly or indirectly related to the performance of this Agreement or is otherwise required by any applicable law, rule or regulation.

     5.2 Records and Reports. Except as previously provided in Section 2 above, all forms, records, statements, reports, files and other data and information prepared, maintained or collected by Company in the performance of this Agreement shall become the sole property of the Insurer and shall be furnished to Insurer upon request.

     5.3 Inspection of Books and Records. Company shall keep proper books of account and records relating to the services performed hereunder in which full and correct entries will be made in accordance with generally accepted accounting procedures. The Insurer or its designated agents, shall, upon not less than ten (10) days prior written notice to Company, have the right to inspect the books and records of Company at the offices of Company in which said books and records are maintained during normal business hours for any purpose related to Company's performance of this Agreement or the collection and determination of the fees required to be paid by the Insurer to Company under this Agreement.

     5.4 Performance. The failure of any party to insist upon strict performance of any provision of this Agreement shall not constitute a waiver of the right to insist upon strict performance or the obligation to strictly perform thereafter.

     5.5 Relationship of Parties. Company assumes no responsibility under this Agreement other than to render the services, advice and assistance provided for hereunder in good faith. It is expressly understood and agreed that with respect to and for the purposes of this Agreement, that Company and the Insurer are not partners or joint ventures and nothing herein shall be construed so as to make them partners or joint ventures or impose any liability as such on either of them. The relation-ship between Insurer and Company with respect to and for the purposes of this Agreement shall be that of independent contractor.

     5.6 Other Agreements. The Insurer acknowledges that Company may, from time to time, enter into agreements to provide services, advice and assistance to other companies which may or may not be affiliated with Insurer; that employees of Company, whether or not they are also officers or directors of Insurer, may render services to such other companies pursuant to said agreements and may also serve as officers or directors of such other companies; and that the Facilities and Systems used in providing services hereunder to the Insurer may also be used by Company to provide services to such other companies. Company- further covenants that, in performing services, advice or assistance to such companies, it shall not provide any preferential treatment to such other company which would reduce or impair the amount or quality of the services, advice or assistance required to be provided under this Agreement.

     5.7 Indemnification. Company agrees to indemnify and to hold the Insurer harmless from any and all damages, costs, claims or other liabilities incurred by it as the result of any act or omission by Company in the performance of its duties hereunder (except to the extent that the act or omission resulting in said damages were performed or omitted by or pursuant to the direction of any duly elected director or executive officer of the Insurer) if Company's act or omission constitutes bad faith, willful malfeasance, gross negligence or reckless disregard of its duties.

     6.  TERM  OF  AGREEMENT  AND  NOTICES

     6.1  Term  of  Agreement.  Subject to the next to last paragraph of this
Section 6.1, this Agreement shall remain in full force and effect for a period of five (5) years from the date hereof. Following the expiration of said five
(5) year period, this Agreement shall automatically continue in effect and shall thereafter be terminated only as follows:

          (a) This Agreement, as it relates to the performance of all services hereunder other than electronic data processing services, shall be terminated only upon ninety (90) days prior written notice to the other party hereto; provided, however, that Company shall not terminate this Agreement unless and until Insurer has obtained the services of another person engaged in the business of rendering management services and advice to life insurance companies or has made other arrangements satisfactory to it for the management of the operations and business of the Insurer.

          (b) This Agreement, as it relates to the performance of electronic data processing services, shall be terminated only upon thirteen (13) months' prior written notice to the other party hereto.

     At the option of the Insurer, this Agreement may be terminated by the Insurer if Company has failed in any material respect to observe, perform or comply with any material agreement or obligation required by this Agreement to be observed or complied with by it and such failure continues for a period of thirty days after receipt by Company of a notice from the Insurer of such failure.

     Upon termination under Subparagraph (a) above, the Insurer shall immediately pay Company all sums due hereunder through the date of termination for the rendition of non-electronic data processing services and Company shall immediately deliver to the Insurer or its designee all forms, records, statements, files, reports and other data and information prepared or collected by Company in connection with the performance of this Agreement as it relates to the rendition of non-electronic data processing services. Upon termination under Subparagraph (b) above, the Insurer shall immediately pay Company all sums due hereunder through the date of termination for the rendition of electronic data processing services, and Company shall immediately deliver to the Insurer all forms, records, statements, files, reports and other data and information prepared or collected by it in connection with the performance of this Agreement as it relates to the rendition of electronic data processing services.

     6.2 Notices. Any notices required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given if delivered or mailed, first class postage prepaid, to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

     If  to  Insurer,  to:
     ---------------------
          First  Alliance  Insurance  Company
          2285  Executive  Drive,  Suite  308
          Lexington,  Kentucky  40505
          Attn:  Thomas  I.  Evans,  Vice  President

     If  to  Company,  to:
     ---------------------
          First  Alliance  Corporation
          2285  Executive  Drive,  Suite  308
          Lexington,  Kentucky  40505
          Attn:  Michael  N.  Fink,  President

     7.  MISCELLANEOUS

     7.1 Entire Agreement. This Agreement contains the entire understanding of the parties hereto and supersedes all prior agreements of the parties with respect to the subject matter contained herein. Any condition to a party's obligation hereunder may be waived in writing by such party.

     7.2 Amendments. This Agreement shall not be amended, changed, modified, terminated or discharged in whole or in part, except by an instrument in writing duly executed by both parties hereto, or their respective successors or assigns. Insurer and Company each covenant that it will not amend this Agreement so as to (a) increase the fees payable by Insurer to Company hereunder or otherwise materially increase the obligations of the Insurer, (b) surrender or eliminate any right or power reserved to or conferred upon the Insurer in this Agreement, (c) reduce the obligations of Company or confer any addition-al rights or power upon it or (d) reduce the term of this Agreement or amend this Section 7.2 unless, in each case, the Insurer has first obtained all required regulatory approvals, consents and/or exemptions.

     7.3 Binding Agreement. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

     7.4 Severable Provisions. If any provisions of this Agreement shall be found to be invalid by any administrative agency or court of competent jurisdiction, such finding shall not affect the remaining provisions of this Agreement and all other provisions herein shall remain in full force and effect.

     7.5 Governing Law. This Agreement shall be interpreted and enforced in accordance with the laws of the Commonwealth of Kentucky.

     7.6 Assignment. This Agreement may be assigned by Company to a wholly-owned subsidiary (the "Subsidiary"); provided, however, that such assignment shall not be deemed to release Company from liability for the performance of its duties and obligations hereunder. Otherwise, this Agreement shall not be assigned by either party hereto without the prior written consent of the other party hereto.

     7.7 Counterparts. This Agreement may be executed in two or more separate counterparts, each of which shall be deemed to be an original hereof, but all of which shall constitute one and the same instrument.

     7.8 Interpretation. As used herein, the term "affiliate" shall mean, as to any corporation, partnership or trust, any person who holds beneficially, directly or indirectly, ten percent or more of the outstanding capital stock, shares or equity interest of such corporation, partnership or trust, or is an officer, director, employee, partner or trustee of such corporation, partnership or trust or of any person which controls, is controlled by, or is under common control with, such corporation, partnership or trust and any person which controls, is controlled by or under, control with, such corporation, partnership or trust.

  The "book value" of any asset shall mean the value of such asset on the books of the Insurer determined in accordance with accounting practices prescribed or permitted by the Kentucky Commissioner of Insurance.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the 29th day of December, 2000, to be effective the 1st day of January, 2001.

                         FIRST  ALLIANCE  INSURANCE  COMPANY

                         By:  /s/  Thomas  I.  Evans
                             ------------------------
                                Thomas  I.  Evans
                                Vice  President

                         FIRST  ALLIANCE  CORPORATION

                         By:  /s/  Michael  N.  Fink
                             ------------------------
                                Michael  N.  Fink
                                President