Form 10QSB
period 2002-03-31
FIRST ALLIANCE CORP /KY/
filed 2002-05-15
CIK 910603

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)
[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934
            For  the  quarterly  period  ended  March  31,  2002

                                       or

[    ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934
           For  the  transition  period  From     to
..

                        Commission file number  33-67312
                                                ----------
                           FIRST ALLIANCE CORPORATION
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Kentucky                                       61-1242009
----------------------------------          -----------------------------
(State  or  other jurisdiction               (I.R.S.  Employer number)
of incorporation or  organization)


       2285 Executive Drive, Suite 308   Lexington, Kentucky     40505
      -------------------------------------------------------------------
                 (Address of principal executive offices)


                                  (859) 299-7656
                           ---------------------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE INSURERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common  Stock,  No  Par  Value  5,561,455  shares  as  of  April  30,  2002

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes___  No   X

                           FIRST ALLIANCE CORPORATION

                               INDEX TO FORM 10-Q


Part  I.     FINANCIAL  INFORMATION                                   Page  No.

Item  1.     Financial  Statements

     Condensed  Consolidated  Balance  Sheets  at
     March  31,  2002  and  December  31,  2001                                1

     Condensed  Consolidated  Statements  of  Operations
     for  the  three  months  ended March 31, 2002 and 2001                    3

     Condensed  Consolidated  Statements  of  Cash  Flows  for  the
     three  months  ended  March  31,  2002  and  2001                         4

     Notes  to  Condensed Consolidated Financial Statements                    6

Item  2.     Management's  Discussion  and  Analysis
             or  Plan  of  Operation                                           9

Part  II.     OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K                            11

Signatures                                                                    12



                FIRST ALLIANCE CORPORATION

          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31,    December 31,
                                                                          2002          2001
                                                                       =============    ============
ASSETS                                                                 (Unaudited)
Investments:
  Available-for-sale fixed maturities, at fair value
    (amortized cost, $10,525,057 and $8,530,517
    in 2002 and 2001, respectively)                                    $ 10,680,397     $  8,894,904
  Equity securities (cost of $2,324,377 and $2,324,377
    in 2002 and 2001, respectively)                                       1,077,141        1,099,707
  Policy loans                                                               99,911           81,911
  Notes receivable (net of $110,000 and $116,616
    valuation allowance in 2002 and 2001, respectively)                     746,807          770,280
  Other invested assets                                                     575,000          425,000
                                                                      --------------    -------------
Total investments                                                        13,179,256       11,271,802

Cash and cash equivalents                                                 4,883,788        5,902,785
Investment in related parties                                               366,497          371,276
Receivables from related parties                                             67,506           48,038
Accrued investment income                                                   201,798          182,220
Premiums receivable                                                         117,610          131,638
Advances to agents                                                           87,004           88,828
Reinsurance recoverable                                                   1,125,789        1,026,524
Deferred policy acquisition costs                                         4,863,371        4,718,225
Office furniture and equipment, less accumulated depreciation
  of $142,274 and $129,027 in 2002 and 2001, respectively                   131,656          125,121
Federal income tax recoverable                                                  143              143
Other assets                                                                 64,872           29,220
                                                                      --------------    -------------
Total assets                                                           $ 25,089,290     $ 23,895,820
                                                                       =============    =============

See notes to condensed consolidated financial statements.

              FIRST ALLIANCE CORPORATION

       CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                                         March 31,       December 31,
                                                                           2002             2001
                                                                       =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY                                   (Unaudited)

Policy and contract liabilities:
  Annuity contract liabilities                                          $ 8,031,640     $  7,148,568
  Life policy reserves (net of reinsurance
     ceded reserves of $514,110 and $478,506
     in 2002 and 2001, respectively)                                      5,507,757       4,791,633
  Unearned premium reserves                                                 505,580         466,135
  Policy and contract claims                                                  9,583          57,301
  Policyholder premium deposits                                             283,828         209,679
  Deposits on pending policy applications                                   107,922         193,313
  Unearned revenue                                                           61,620          63,263
  Reinsurance premiums payable                                               69,919          66,901
                                                                      --------------    -------------
Total policy and contract liabilities                                    14,577,849      12,996,793

Commissions, salaries, wages and benefits payable                           275,529         269,100
Payables to related parties                                                 126,987         124,881
Accrued expenses and other liabilities                                       37,599          98,461
Federal income taxes payable:
  Deferred                                                                  935,278         995,292
                                                                      --------------    -------------
Total liabilities                                                        15,953,242      14,484,527

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
  authorized; 5,561,455 and 5,561,455 shares issued
  and outstanding at March 31, 2002 and December 31, 2001                   556,146         556,146
Additional paid in capital                                               13,466,066      13,466,445
Accumulated other comprehensive income                                     (709,732)       (559,183)
Retained earnings - deficit                                              (4,176,432)     (4,052,115)
                                                                      --------------    -------------
Total shareholders' equity                                                9,136,048       9,411,293
                                                                      --------------    -------------
Total liabilities and shareholders' equity                             $ 25,089,290    $ 23,895,820
                                                                       =============    =============

See notes to condensed consolidated financial statements.


                    FIRST ALLIANCE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three months ended
                                                                        March 31,         March 31,
                                                                            2002             2001
                                                                       =============    =============
                                                                        (Unaudited)      (Unaudited)
REVENUES
  Premium income                                                        $ 1,787,377       $1,378,137
  Premiums ceded                                                           (361,604)        (259,551)
                                                                      --------------    -------------
    Net premiums earned                                                   1,425,773        1,118,586

  Net investment income                                                     191,674          170,682
  Net realized investment loss                                                        -     (214,548)
  Service fee revenue                                                        94,904           56,304
  Decrease in equity of unconsolidated affiliate                             (7,119)           -
  Other income                                                              111,033            8,024
                                                                      --------------    -------------
    Total revenue                                                         1,816,265        1,139,048

BENEFITS AND EXPENSES
  Death claims                                                              101,294           45,612
  Death claims ceded                                                        (77,701)         (43,340)
    Net death claims                                                         23,593            2,272
  Increase in policy reserves                                               658,546          188,942
  Policyholder surrender values                                              25,739           62,564
  Interest credited on annuities and premium deposit fund                   172,330          111,397
  Commissions                                                               387,232          320,118
  Policy acquisition costs deferred                                        (506,670)        (478,671)
  Amortization expense:
    Deferred policy acquisition costs                                       361,524          122,822
    Value of insurance acquired                                                   -              681
  Selling, administrative and general expense                               110,347          229,922
  Salaries, wages and employee benefits                                     489,305          350,346
  Professional fees                                                          33,026           18,603
  Advisory board and directors fees                                          21,443           26,522
  Rent expense                                                               26,698           23,993
  Depreciation expense                                                       13,247            4,603
  Other expenses                                                            103,173           93,441
                                                                      --------------    -------------
    Total benefits and expenses                                           1,919,533        1,077,555
                                                                      --------------    -------------
INCOME FROM OPERATIONS                                                     (103,268)          61,493

Federal income taxes                                                         21,050          141,639
                                                                      --------------    -------------
NET LOSS                                                                $  (124,318)      $  (80,146)
                                                                       =============    =============
NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                           (0.02)           (0.01)
                                                                       =============    =============
See notes to condensed consolidated financial statements.


                         FIRST ALLIANCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three months ended
                                                                        March 31,         March 31,
                                                                           2002              2001
                                                                       =============    =============
                                                                       (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                               $   (124,318)    $    (80,146)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Increase in policy reserves                                               755,569          212,948
  Decrease in claim liabilities                                             (47,718)         (63,242)
  Increase in reinsurance recoverable                                       (99,265)         (23,293)
  Interest credited on annuities and premium deposits                       172,330          118,757
  Provision for depreciation                                                 13,247            4,603
  Increase in deferred policy acquisition costs, net                       (145,146)        (355,849)
  Amortization of value of insurance acquired                                     -              681
  Amortization of premium and accretion of discount                           5,460            5,190
  Net realized investment loss                                                    -          204,565
  Increase in policy loans                                                  (18,000)          (2,490)
  (Increase) decrease in receivables from related parties                   (19,468)           3,165
  Increase in accrued investment income                                     (19,578)         (25,206)
  Decrease in premiums receivable                                            15,478           26,893
  (Increase) decrease in advances to agents                                   1,824          (12,842)
  (Increase) decrease in other assets                                       (35,652)          10,139
  Increase (decrease) in deposits on pending policy applications            (85,391)          99,496
  Increase (decrease) in unearned revenue                                    (1,643)          80,638
  Increase in reinsurance premium payable                                     1,568              423
  Decrease in equity of unconsolidated affiliates                             7,119                -
  Increase in commissions, salaries, wages and benefits                       6,429           21,025
  Increase in payables to related parties                                     2,106                -
  Increase (decrease) in accrued expenses and other liabilities             (60,862)          48,563
  Increase (decrease) in federal income taxes payable                             -          (11,583)
  Increase in deferred federal income tax liability                          21,050          141,154
                                                                      --------------    -------------
Net cash provided by operating activities                                   345,140          403,589

INVESTING ACTIVITIES:
  Purchase of available-for-sale fixed maturities                        (2,000,000)      (1,586,189)
  Sale of available-for-sale fixed maturities                                     -        1,011,823
  Sale of common stock                                                            -          255,947
  Purchase of limited partnership interest                                 (150,000)        (150,000)
  Sale of subsidiary net of cash disposed                                         -         (232,850)
  Decrease in notes receivable                                               23,473           22,590
  Investment in unconsolidated affiliates                                    (2,340)               -
  Purchase of furniture and equipment, net                                  (19,782)          (9,986)
                                                                      --------------    -------------
Net cash used in investing activities                                    (2,148,649)        (688,665)



                    FIRST ALLIANCE CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (continued)

                                                                           Three months ended
                                                                        March 31,         March 31,
                                                                           2002             2001
                                                                       =============    =============
                                                                      (Unaudited)       (Unaudited)
FINANCING ACTIVITIES:
  Deposits on annuity contracts, net                                   $    714,852      $   391,873
  Policyholder premium deposits (withdrawals), net                           70,039           (5,772)
  Policyholder dividend deposits, net                                             -              223
                                                                      --------------    -------------
  Cost of stock offering                                                       (379)               -
                                                                      --------------    -------------
Net cash provided by financing activities                                    784,512         386,324
                                                                      --------------    -------------
Increase (decrease) in cash and cash equivalents                          (1,018,997)        101,248

Cash and cash equivalents, beginning of period                             5,902,785       4,044,915
                                                                      --------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   4,883,788      $4,146,163
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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(2)   SUBSIDIARY  OPERATIONS

First Alliance Corporation's ("Company") wholly owned subsidiaries', First Alliance Insurance Company ("FAIC"), First Kentucky Capital Corporation ("FKCC"), Alliance Insurance Management, Inc. ("AIM") and KYWIDE Insurance Management, ("KIM") are included in the condensed consolidated financial information. Benefit Capital Life Insurance Company ("BCLIC") is included from the date of acquisition of December 30, 1999 until its sale effective February 28, 2001.

(3)   COMPREHENSIVE  INCOME

The components of comprehensive income along with the related tax effects are presented for the quarters ended March 31, 2002 and 2001 as follows:

                                                                           Three months ended
                                                                        March 31,         March 31,
                                                                           2002             2001
                                                                       =============    =============
  Unrealized loss on available-for-sale securities:
    Unrealized holding loss during the period                          $    (231,613)   $    (17,029)
    Tax benefit                                                               81,064           5,960
                                                                      --------------    -------------
  Other comprehensive loss net of tax effect                                (150,549)        (11,069)
                                                                       =============    =============

  Net loss                                                             $    (124,318)   $    (80,146)
    Other comprehensive loss net of tax effect                              (150,549)        (11,069)
                                                                      --------------    -------------
  Comprehensive loss                                                   $    (274,867)   $    (91,215)
                                                                       =============    =============


(4)   INVESTMENTS

On January 31, 2001 the Company, through its subsidiary, FAIC invested an additional $150,000 in Prosperitas Investment Partners, LP ("Prosperitas") as a result of a capital call by Prosperitas.

(5)   SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information as of March 31, 2002 and December 31, 2001 and for the quarters ended March 31, 2002 and 2001 is as follows:




                                                                            Three months ended
                                                                         March 31,        March 31,
                                                                          2002               2001
                                                                       =============    =============
                                                                       (Unaudited)      (Unaudited)
  Revenues:
    Life and annuity insurance operations                               $ 1,633,519     $  1,280,351
    Venture capital operations                                                    -                -
    Corporate operations                                                    182,746         (141,303)
                                                                      --------------    -------------
      Total                                                             $ 1,816,265     $  1,139,048
                                                                       =============    =============
  Income (loss) before income taxes:
    Life and annuity insurance operations                               $  (156,521)    $    318,487
    Venture capital operations                                                  (63)             (66)
    Corporate operations                                                     53,317         (256,928)
                                                                      --------------    -------------
      Total                                                             $  (103,268)    $     61,493
                                                                       =============    =============
  Depreciation and amortization expense:
    Life and annuity insurance operations                               $         -      $   124,022
    Venture capital operations                                                    -                -
    Corporate operations                                                     13,247            4,084
                                                                      --------------    -------------
      Total                                                             $    13,247      $   128,106
                                                                       =============    =============

  Segment asset information as of:                                        March 31,      December 31,
                                                                            2002            2001
                                                                       =============    =============
                                                                       (Unaudited)
  Assets:
    Life and annuity insurance operations                              $ 23,522,696     $ 22,435,162
    Venture capital operations                                              309,572          309,635
    Corporate operations                                                  1,257,022        1,151,023
                                                                      --------------    -------------
      Total                                                            $ 25,089,290     $ 23,895,820
                                                                       =============    =============

(6)   EARNINGS  PER  SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares was 5,561,455 in 2002 and 5,449,938 in 2001

(7)   COMMITMENTS  AND  CONTINGENCIES

Mid-American Alliance Corporation, a Missouri corporation ("Mid-American") has requested FAC loan it the sum of $2.5 million (the "Affiliate Loan") to be secured by a first security interest in, among other things, all of the capital stock of Mid-American's wholly-owned subsidiary, Mid America Century Life Insurance Company, a Missouri corporation. Mid-American proposes to make a similar loan to its wholly-owned subsidiary, Mid American Associates Agency, Inc. to refinance existing debt related to the acquisition of insurance agencies. FAC is willing to make the Affiliate Loan if Registrant is able to borrow a like amount from a non-affiliated lender under acceptable terms.

On March 26, 2002, the Board of Directors of FAC authorized the Registrant to search for a lender willing to loan $2.5 million to the Registrant (the "Registrant Loan") secured by a first security interest in, among other things, all of the capital stock of Registrant's wholly-owned subsidiary, First Alliance Insurance Company, a Kentucky corporation. Fifth Third Bank of Lexington, Kentucky has agreed to make the loan, however, final terms and conditions have yet to be agreed upon.

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

For the three months ended March 31, 2002 net loss increased $44,172 compared to the three months ended March 31, 2001 results and earnings per share decreased to a loss per share of $.02 compared to a loss per share of $.01 for the three months ended March 31, 2001. Equity per share decreased 3% to $1.64. A significant portion of these results is attributable to the amortization of deferred acquisition cost.

Consolidated  Financial  Condition

Shareholders' equity totaled $9,136,048 and $9,411,293 at March 31, 2002 and December 31, 2001, respectively. The March 31, 2002 balance reflects a net decrease of approximately 3% for the three month period then ended. Comprehensive loss totaled $(274,867) and $(91,215) for the three months ended March 31, 2002 and 2001, respectively. A significant portion of comprehensive income activity arose from the Company's fixed maturity and equity securities portfolio. Equity securities comprised approximately 4% and 5% of the Company's total assets as of March 31, 2002 and December 31,2001, respectively. Equity portfolio positions did not change on a cost basis and decreased $22,566 on a market value basis for the first three months of 2002. Fixed maturity portfolio positions increased $1,994,540 on an amortized cost basis and $1,785,493 on a market value basis during the same time period. The increase of $150,000 in other invested assets during the period resulted from the Company's investment in a venture capital limited partnership. Cash and cash equivalents decreased $1,018,997 during the period.

Consolidated  Results  of  Operations

Net premiums increased approximately 27% during the first three months of 2002 compared to the first three months of 2001. Revenues for the three months ended March 31 totaled $1,816,265 in 2002 and $1,139,048 in 2001. The increase is primarily attributable to an increase in net premiums of $307,187 that resulted from an increase in preneed insurance sales and other revenue of $103,009 that resulted from commission income and no realized investment losses. Service fee revenue increased $38,600 or 68% during the period.

Cash  Flow  And  Liquidity

Cash flow provided by operations totaled $345,140 for the three months ended March 31, 2002 compared to $403,589 provided by operations for the same period in the prior year. The change resulted primarily from an increase in operating expenses. $2,148,649 of cash was used in investing activities during the first three months of 2002. The change resulted primarily from a net increase in available-for-sale fixed maturities. The $784,512 of cash provided by financing activities during the first three months of 2002 is due primarily to annuity and premium deposits.

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

Part  II.    OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2002

Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     First  Alliance  Corporation
    -----------------------------
         (registrant)



May  13,  2002                   /s/  Michael  N.  Fink
---------------                 -----------------------------
    Date                        Michael  N.  Fink,  President



May  13,  2002                   /s/  Thomas  I.  Evans
----------------                ---------------------------------
Date                            Thomas  I.  Evans,
                                Vice  President/Secretary