Form 10QSB
period 2002-06-30
FIRST ALLIANCE CORP /KY/
filed 2002-08-15
CIK 910603

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)
[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934
            For  the  quarterly  period  ended  June  30,  2002

[    ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934
           For  the  transition  period  From             to
..

                        Commission file number  33-67312
                                                ----------

                           FIRST ALLIANCE CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Kentucky                                  61-1242009
----------------------------------------------  --------------------------
State  or  other jurisdiction of incorporation   (I.R.S.  Employer number)
or  organization)


2285 Executive Drive, Suite 308          Lexington, Kentucky      40505
--------------------------------------------------------------------------
               (Address of principal executive offices)


                                  (859) 299-7656
                           ---------------------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE INSURERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common  Stock,  No  Par  Value  5,600,884  shares  as  of  July  31,  2002

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes     No X
                                                                      ---   ---

                           FIRST ALLIANCE CORPORATION

                              INDEX TO FORM 10-QSB


Part  I.    FINANCIAL  INFORMATION                                     Page  No.
-------    ------------------------------------------------           ----------

Item  1.  Financial  Statements

     Condensed  Consolidated  Balance  Sheets
     at  June  30,  2002  and  December  31,  2001                             1

     Condensed  Consolidated  Statements  of  Operations
     for  the  three  months  ended  June  30, 2002 and 2001 and               3
     for  the  six  months  ended  June  30,  2002  and  2001

     Condensed  Consolidated  Statements  of  Cash  Flows
     for  the  six  months  ended  June  30,  2002 and 2001                    4

     Notes  to  Condensed Consolidated Financial Statements                    6

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
9

Part  II.  OTHER  INFORMATION
--------  ------------------------------------------
Item  2.  Changes  in  Securities                                             11

Item  4.  Submission  of  Matters  to  a  Vote  of  Shareholders
11

Item  6.  Exhibits  and Reports on Form 8-K                                   11

Signatures                                                                    12

                           FIRST ALLIANCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              June 30,       December 31,
                                                                               2002             2001
                                                                             ============    ============
ASSETS                                                                       (Unaudited)
Investments:
  Available-for-sale fixed maturities, at fair value
    (amortized cost, $14,105,394 and $8,530,517
    in 2002 and 2001, respectively)                                          $ 14,537,460   $   8,894,904
  Equity securities (cost of $2,324,377 in 2002 and 2001)                         861,836       1,099,707
  Policy loans                                                                    159,058          81,911
  Notes receivable (net of $110,000 and $116,616
    valuation allowance in 2002 and 2001, respectively)                           833,347         770,280
  Other invested assets                                                           575,000         425,000
                                                                             ------------   -------------
Total investments                                                              16,966,701      11,271,802

Cash and cash equivalents                                                       2,056,646       5,902,785
Investment in related parties                                                     366,650         371,276
Receivables from related parties                                                   60,451          48,038
Accrued investment income                                                         185,654         182,220
Premiums receivable                                                               110,141         131,638
Advances to agents                                                                 85,548          88,828
Reinsurance recoverable                                                         1,192,189       1,026,524
Deferred policy acquisition costs                                               5,069,723       4,718,225
Office furniture and equipment, less accumulated depreciation
  of $156,137 and $129,027 in 2002 and 2001, respectively                         124,682         125,121
Federal income tax recoverable                                                        143             143
Other assets                                                                       54,217          29,220
                                                                             ------------   -------------
Total assets                                                                  $26,272,745     $23,895,820
                                                                             ============    ============

See  notes  to  condensed  consolidated  financial  statements.

                            FIRST ALLIANCE CORPORATION




                                                                               June 30,     December 31,
                                                                                 2002           2001
                                                                             ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY                                         (Unaudited)
Policy and contract liabilities:
  Annuity contract liabilities                                               $ 8,739,457     $ 7,148,568
  Life policy reserves (net of reinsurance
     ceded reserves of $536,347 and $478,506
     in 2002 and 2001, respectively)                                           5,813,577       4,791,633
  Unearned premium reserves                                                      537,327         466,135
  Policy and contract claims                                                      17,764          57,301
  Policyholder premium deposits                                                  300,635         209,679
  Deposits on pending policy applications                                          3,984         193,313
  Unearned revenue                                                                60,451          63,263
  Reinsurance premiums payable                                                    67,505          66,901
                                                                             ------------   -------------
Total policy and contract liabilities                                         15,540,700      12,996,793

Commissions, salaries, wages and benefits payable                                262,147         269,100
Payables to related parties                                                      127,876         124,881
Accrued expenses and other liabilities                                            70,667          98,461
Federal income taxes payable
  Deferred                                                                     1,085,622         995,292
                                                                             ------------   -------------
Total liabilities                                                             17,087,012      14,484,527

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
  authorized; 5,593,584 and 5,561,455 shares issued
  and outstanding at June 30, 2002 and December 31, 2001                         559,358         556,146
Additional paid in capital                                                    13,531,230      13,466,445
Accumulated other comprehensive income                                          (669,809)       (559,183)
Retained earnings - deficit                                                   (4,235,046)     (4,052,115)
                                                                             ------------   -------------
Total shareholders' equity                                                     9,185,733       9,411,293
                                                                             ------------   -------------
Total liabilities and shareholders' equity                                   $26,272,745   $  23,895,820
                                                                             ============    ============


See  notes  to  condensed  consolidated  financial  statements.

                           FIRST ALLIANCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended             Six months ended
                                                                  June 30,        June 30,      June 30,       June 30,
                                                                    2002           2001          2002           2001
                                                                ============   ============   ============   ============
                                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
REVENUES
  Premium income                                                $  1,332,855    $ 1,427,703    $ 3,120,232    $ 2,805,840
  Premiums ceded                                                    (314,429)      (273,494)      (676,033)      (533,045)
                                                                ------------    ------------   ------------   ------------
    Net premiums earned                                            1,018,426      1,154,209      2,444,199      2,272,795

  Net investment income                                              226,687        176,929        418,361        347,611
  Net realized investment gain (loss)                                      -         62,336              -       (152,212)
  Service fee revenue                                                 82,626         79,675        177,530        135,979
  Decrease in equity of
    unconsolidated affiliate                                          (7,312)             -        (14,431)             -
  Commission income                                                  181,212            885        283,585              96
  Other income                                                         7,713          8,920         16,373          17,733
                                                                ------------   ------------   ------------   ------------
    Total revenue                                                  1,509,352      1,482,954      3,325,617       2,622,002

BENEFITS AND EXPENSES
  Death claims                                                        90,942        114,528        192,236         160,140
  Death claims ceded                                                 (26,837)       (95,605)      (104,538)       (138,945)
                                                                ------------   ------------   ------------   ------------
    Net death claims                                                  64,105         18,923         87,698          21,195
  Increase in policy reserves                                        268,720        252,655        927,266         441,597
  Policyholder surrender values                                       33,565         48,443         59,304         111,007
  Interest credited on annuities and
    premium deposit fund                                             172,409        123,486        344,739         234,883
  Commissions                                                        324,568        386,359        711,800         706,477
  Policy acquisition costs deferred                                 (352,286)      (559,763)      (858,956)     (1,038,434)
  Amortization expense:
    Deferred policy acquisition costs                                145,934        212,489        507,458         335,311
    Value of insurance acquired                                            -              -              -             681
  Selling, administrative and
    general expense                                                   79,499        209,837        189,846         439,759
  Salaries, wages and employee benefits                              428,401        391,761        917,706         742,107
  Professional fees                                                  102,253         82,905        135,279         101,508
  Advisory board and directors fees                                    3,916         24,760         25,359          51,282
  Rent expense                                                        26,511         23,581         53,209          47,573
  Depreciation expense                                                13,863          4,878         27,110           9,481
  Other expenses                                                     127,660         16,092        230,833         109,534
                                                                 ------------   ------------   ------------   ------------
    Total benefits and expenses                                    1,439,118      1,236,406      3,358,651       2,313,961
                                                                 ------------   ------------   ------------   ------------
INCOME FROM OPERATIONS                                                70,234        246,548        (33,034)        308,041
                                                                 ------------   ------------   ------------   ------------
Federal income taxes                                                 128,847        125,077        149,897         266,716
                                                                 ------------   ------------   ------------   ------------
NET INCOME (LOSS)                                                $   (58,613)    $  121,471     $ (182,931)    $    41,325
                                                                 ============   ============   ============   ============
NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                                                    (0.01)          0.02          (0.03)           0.01
                                                                 ============   ============   ============   ============

See  notes  to  condensed  consolidated  financial  statements.

                           FIRST ALLIANCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six months ended
                                                                               June 30,         June 30,
                                                                                2002             2001
                                                                             ============    ============
                                                                             (Unaudited)     (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                                             $  (182,931)   $    41,325
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Increase in policy reserves                                                   1,093,136        631,993
  Decrease in claim liabilities                                                   (39,537)       (63,242)
  Increase in reinsurance recoverable                                            (165,665)      (188,698)
  Interest credited on annuities and premium deposits                             340,292        239,278
  Provision for depreciation                                                       27,110          9,481
  Increase in deferred policy acquisition costs, net                             (351,498)      (703,123)
  Amortization of value of insurance acquired                                           -            681
  Amortization of premium and accretion of discount                                11,211         10,948
  Net realized investment loss                                                          -        143,481
  Increase in policy loans                                                        (77,147)        (3,584)
  Increase in receivables from related parties                                    (12,413)          (298)
  Increase in accrued investment income                                            (3,434)        (4,713)
  Decrease in premiums receivable                                                  22,947         12,177
  (Increase) decrease in advances to agents                                         3,280        (10,390)
  (Increase) decrease in other assets                                             (24,997)        27,254
  Increase (decrease) in deposits on pending policy applications                 (189,329)        16,328
  Increase (decrease) in unearned revenue                                          (2,812)        47,569
  Increase (decrease) in reinsurance premium payable                                 (846)         3,275
  Decrease in equity of unconsolidated affiliates                                  14,431              -
  Increase (decrease) in commissions, salaries, wages and benefits                 (6,953)        43,987
  Increase in payables to related parties                                           2,995              -
  Decrease in accrued expenses and other liabilities                              (27,794)        (1,749)
  Decrease in federal income taxes payable                                              -        (11,583)
  Increase in deferred federal income tax liability                               149,897        266,231
                                                                             ------------   -------------
Net cash provided by operating activities                                         579,943        506,628

INVESTING ACTIVITIES:
  Purchase of available-for-sale fixed maturities                              (5,921,089)    (1,586,189)
  Sale of available-for-sale fixed maturities                                     335,000      1,011,823
  Sale of common stock                                                                  -        581,841
  Purchase of limited partnership interest                                       (150,000)      (150,000)
  Purchase of limited liability company interest                                        -         (5,000)
  Sale of subsidiary net of cash disposed                                               -       (232,850)
  Increase in notes receivable                                                    (63,067)        (4,794)
  Investment in unconsolidated affiliates                                          (9,805)             -
  Purchase of furniture and equipment, net                                        (26,671)       (31,528)
                                                                             ------------   -------------
Net cash used in investing activities                                          (5,835,632)      (416,697)

                           FIRST ALLIANCE CORPORATION



                                                                                  Six months ended
                                                                                June 30,        June 30,
                                                                                 2002            2001
                                                                             ============    ============
    (Unaudited)        (Unaudited)
FINANCING ACTIVITIES:
  Deposits on annuity contracts, net                                         $  1,254,707   $    733,917
  Policyholder premium deposits, net                                               86,846          4,542
  Policyholder dividend deposits, net                                                   -            223
  Proceeds from sale of company stock                                             112,451              -
  Cost of stock offering                                                          (44,454)             -
  Dividends paid                                                                        -           (335)
                                                                             ------------   -------------
Net cash provided by financing activities                                       1,409,550        738,347
                                                                             ------------   -------------
Increase (decrease) in cash and cash equivalents                               (3,846,139)       828,278
Cash and cash equivalents, beginning of period                                  5,902,785      4,044,915
                                                                             ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  2,056,646    $ 4,873,193
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

(3)          COMPREHENSIVE  INCOME

The components of comprehensive income along with the related tax effects are presented for the three months and six months ended June 30, 2002 and 2001 as follows:

                                                                    Three months ended           Six months ended
                                                                  June 30,        June 30,       June 30,      June 30,
                                                                   2002            2001           2002          2001
                                                                ============   ============   ============   ============

Unrealized gain (loss) on available-for-sale securities:
  Unrealized holding gain (loss) during the period              $     61,420   $    (28,430)  $   (170,193)  $   (45,459)
  Tax (expense) benefit                                              (21,497)        18,453         59,567        24,413
                                                                ------------   ------------   ------------   ------------
Other comprehensive income (loss) net of tax effect                   39,923         (9,977)      (110,626)      (21,046)
                                                                ============   ============   ============   ============

Net income (loss)                                               $    (58,613)  $    121,471   $  (182,931)   $    41,325
  Other comprehensive income (loss) net of tax effect                 39,923         (9,977)     (110,626)       (21,046)
                                                                ------------   ------------   ------------   ------------
Comprehensive income (loss)                                     $    (18,690)  $    111,494   $   (293,557)  $    20,279
                                                                ============   ============   ============   ============



(4)     INVESTMENTS

On January 31, 2002 the Company, through its subsidiary, FAIC invested an additional $150,000 in Prosperitas Investment Partners, LP ("Prosperitas") as a result of a capital call by Prosperitas.

5)          SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information for the three months and six months ended June 30, 2002 and 2001 is as follows:


                                                                    Three months ended            Six months ended
                                                                   June 30,      June 30,       June 30,      June 30,
                                                                    2002           2001           2002          2001
                                                                ============   ============   ============   ============
                                                                  (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
Revenues:
  Life and annuity insurance
    operations                                                   $ 1,265,756   $  1,400,768  $   2,899,275   $ 2,681,119
  Venture capital operations                                               -            884              -           884
  Corporate operations                                               243,596         81,302        426,342       (60,001)
                                                                ------------   ------------   ------------   ------------
    Total                                                        $ 1,509,352   $  1,482,954  $   3,325,617   $ 2,622,002
                                                                ============   ============   ============   ============
Income (loss) before income taxes:
  Life and annuity insurance
    operations                                                  $     94,256   $    254,807   $    (62,265)   $  573,294
  Venture capital operations                                            (264)           770           (327)          704
  Corporate operations                                               (23,758)        (9,029)        29,558      (265,957)
                                                                ------------   ------------   ------------   ------------
    Total                                                       $     70,234   $    246,548   $    (33,034)   $  308,041
                                                                ============   ============   ============   ============
Depreciation and amortization expense:
  Life and annuity insurance
    operations                                                  $          -   $          -   $         -   $        519
  Venture capital operations                                               -              -             -              -
  Corporate operations                                                13,863          4,878         27,110         8,962
                                                                ------------   ------------   ------------   ------------
    Total                                                       $     13,863   $      4,878   $     27,110   $     9,481
                                                                ============   ============   ============   ============

Segment asset information as of:                                                                 June 30,    December 31,
                                                                                                  2002           2001
                                                                                              ============   ============
                                                                                              (Unaudited)
Assets:
  Life and annuity insurance operations                                                       $ 24,644,119   $22,435,162
  Venture capital operations                                                                       309,308       309,635
  Corporate operations                                                                           1,319,318     1,151,023
                                                                                              ------------   ------------
    Total                                                                                     $ 26,272,745   $23,895,820
                                                                                              ============   ============


(6)          EARNINGS  PER  SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ending June 30, 2002 and 2001 was 5,577,500 and 5,259,360, respectively and for the six months ending June 30, 2002 and 2001 was 5,569,522 and 5,354,122, respectively.

(7)     PRIVATE  PLACEMENT  OFFERING

On April 9, 2002 the Company commenced an offering of 500,000 shares of class A common stock no par value for $3.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by employees of the Company. At June 30, 2002, the Company had sold 32,129 shares that raised total proceeds of $112,451 and incurred offering cost of $44,454.

(8)          COMMITMENTS  AND  CONTINGENCIES

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

For the six months ended June 30, 2002 net income decreased $224,256, from a $41,325 gain to a $(182,931) loss, compared to the six months ended June 30, 2001 results. Earnings per share decreased to a loss per share of $.03 compared to a gain per share of $.01 for the six months ended June 30, 2001. Equity per share decreased 2% to $1.64. A significant portion of these results is attributable to the amortization of deferred acquisition expense.

Consolidated  Financial  Condition

Shareholders' equity totaled $9,185,733 and $9,411,293 at June 30, 2002 and December 31, 2001, respectively. The June 30, 2002 balance reflects a net decrease of approximately 2% for the six-month period then ended. Comprehensive income (loss) totaled $(293,557) and $20,279 for the six months ended June 30, 2002 and 2001, respectively. A significant portion of comprehensive income activity arose from the Company's fixed maturity and equity securities portfolio. Equity securities comprised approximately 3% and 5% of the Company's total assets as of June 30, 2002 and December 31, 2001, respectively. Equity portfolio positions did not change on a cost basis and decreased $237,871 on a market value basis for the first six months of 2002. Fixed maturity portfolio positions increased $5,574,877 on an amortized cost basis and $5,642,556 on a market value basis during the same time period. The increase of $150,000 in other invested assets during the period resulted from the Company's investment in a venture capital limited partnership. Cash and cash equivalents decreased $3,846,139 during the period.

Consolidated  Results  of  Operations

Net premiums increased approximately 8% during the first six months of 2002 compared to the first six months of 2001. Revenues for the six months ended
June 30 totaled $3,325,617 in 2002 and $2,622,002 in 2001. The increase is primarily attributable to an increase in net premiums of $171,404 that resulted from an increase in preneed insurance sales and commission revenue of $283,585 that resulted from brokerage insurance commissions and no realized investment losses. Service fee revenue increased $41,551 or 31% during the period.

Cash  Flow  And  Liquidity

Cash flow provided by operations totaled $579,943 for the six months ended June 30, 2002 compared to $506,628 provided by operations for the same period in the prior year. The change resulted primarily from an increase in policy premiums and commission income. Cash of $5,835,632 was used in investing activities during the first six months of 2002. The change resulted primarily from a net increase in available-for-sale fixed maturities and the purchase of a limited partnership interest. The $1,409,550 of cash provided by financing activities during the first six months of 2002 is due primarily to annuity and premium deposits and proceeds from the sale of company stock.

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

Part  II.   OTHER  INFORMATION

Item  2.    Changes  in  Securities

On April 9, 2002 the Company commenced an offering of 500,000 shares of class A common stock no par value for $3.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by employees of the Company. At June 30, 2002, the Company had sold 32,129 shares that raised total proceeds of $112,451 and incurred offering cost of $44,454.

Item  4.  Submission  of  Matters  to  a  Vote  of  Shareholders

          (a)  The  annual  meeting  of the shareholders was held June  10, 2002
          at 10a.m.   The  purpose of the meeting was to elect directors, amend
          article 4 of the articles of incorporation and approve the independent auditors for 2002
..

          (b) Individuals elected for a term of one year and the number of votes cast were as follows:

            Michael N.Fink           Number of votes cast FOR: 2,663,113 ;Withheld:132,821
            Jimmy  Dan Conner        Number of votes cast FOR: 2,664,463 ;Withheld:132,821
            Denzel  E.("Denny")Crum  Number of votes cast FOR: 2,662,268 ;Withheld:132,821
            Scott  J.Engebritson     Number of votes cast FOR: 2,659,633 ;Withheld:132,821
            James  M. Everett        Number of votes cast FOR: 2,659,643 ;Withheld:132,821
            Thomas I. Evans          Number of votes cast FOR: 2,658,793 ;Withheld:132,821
            Charles Hamilton         Number of votes cast FOR: 2,671,553  Withheld:132,821
            Ronda S. Paul            Number of votes cast FOR: 2,658,793 ;Withheld:132,821


Approval  of  amending  article  4  of  the  articles  of  incorporation.


FOR:           2,451,996
AGAINST:         233,899
ABSTAIN:         126,931


Approval of the appointment of Kerber, Eck & Braeckel, LLP as independent auditors for 2002.

FOR           2,741,289
AGAINST:         10,967
ABSTAIN:         60,472

Item  6.    Exhibits  and  Reports  on  Form  8-K

     b) A Form 8-K dated April 5, 2002 was filed relating to Item 5 - Other Events. The form disclosed a request by an affiliate of the registrant to loan it $2.5 million. The registrant is willing to make the loan if it is able to borrow a like amount from a non-affiliated lender under acceptable terms.

Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     First  Alliance  Corporation
---------------------------------
     (registrant)


August  13,  2002                    /s/  Michael  N.  Fink
-------------                        -----------------------------
Date                                 Michael N.  Fink, President

August  13,  2002                    /s/  Thomas  I.  Evans
--------------       ---------------------------------------------
Date                 Thomas  I.  Evans,  Vice  President/Secretary