Form 10QSB
period 2002-09-30
FIRST ALLIANCE CORP /KY/
filed 2002-11-13
CIK 910603

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)
[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
            EXCHANGE  ACT  OF  1934
            For  the  quarterly  period  ended  September  30,  2002

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
            EXCHANGE  ACT  OF  1934
            For  the  transition  period  Fromto  .

                        Commission file number  33-67312
                                                --------

                           FIRST ALLIANCE CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


             Kentucky                                61-1242009
----------------------------------                  ------------
(State  or  other  jurisdiction                 (I.R.S.  Employer  number)
of  incorporation  or  organization)



       2285 Executive Drive, Suite 308        Lexington, Kentucky  40505
       --------------------------------------------------------------------
                  (Address of principal executive offices)


                                  (859) 299-7656
                                 ---------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE INSURERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common  Stock,  No  Par  Value  5,602,584  shares  as  of  October  31,  2002

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes     No  X
                                                                      ---    ---


                                                -I-

                           FIRST ALLIANCE CORPORATION

                              INDEX TO FORM 10-QSB
                              --------------------


PART  I.    FINANCIAL  INFORMATION                                    Page  No.
----------------------------------                                   ----------

     Item  1.  Financial  Statements


     Condensed  Consolidated  Balance  Sheets
     at  September  30,  2002  (Unaudited)  and  December  31,  2001      1

     Condensed  Consolidated  Statements  of  Operations
     for  the  three  and  nine  months  ended
     September  30,  2002  and  2001  (Unaudited)                         3

     Condensed  Consolidated  Statements  of  Cash  Flows
     for  the  nine  months  ended  September  30,  2002
     and  2001  (Unaudited)                                               4

     Notes  to  Condensed  Consolidated  Financial  Statements            6

     Item  2.  Management's  Discussion  and  Analysis  of
               Financial  Condition and  Results  of  Operations          9

     Item  3.  Controls  and  Procedures                                 11

PART  II.  OTHER  INFORMATION
-----------------------------

     Item  2.  Changes  in  Securities                                   12

     Item  6.  Exhibits  and Reports on Form 8-K                         12

Signatures                                                               13

Certifications                                                           14



                                  FIRST ALLIANCE CORPORATION

                             CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                 September 30,   December 31,
                                                                     2002            2001
                                                                ---------------  -------------
ASSETS                                                            (Unaudited)
Investments:
  Available-for-sale fixed maturities, at fair value
    (amortized cost, $16,719,512 and $8,530,517
    in 2002 and 2001, respectively). . . . . . . . . . . . . .  $    17,311,496  $   8,894,904
  Equity securities (cost of $2,324,377 in 2002 and 2001). . .          655,623      1,099,707
  Policy loans . . . . . . . . . . . . . . . . . . . . . . . .          194,910         81,911
  Notes receivable (net of $110,000 and $116,616
    valuation allowance in 2002 and 2001, respectively). . . .          801,814        770,280
  Other invested assets. . . . . . . . . . . . . . . . . . . .          575,000        425,000
                                                                ---------------  -------------
Total investments. . . . . . . . . . . . . . . . . . . . . . .       19,538,843     11,271,802

Cash and cash equivalents. . . . . . . . . . . . . . . . . . .        1,872,607      5,902,785
Investment in related parties. . . . . . . . . . . . . . . . .          306,969        371,276
Receivables from related parties . . . . . . . . . . . . . . .           32,114         48,038
Accrued investment income. . . . . . . . . . . . . . . . . . .          216,490        182,220
Premiums receivable. . . . . . . . . . . . . . . . . . . . . .          177,435        131,638
Advances to agents . . . . . . . . . . . . . . . . . . . . . .          106,279         88,828
Reinsurance recoverable. . . . . . . . . . . . . . . . . . . .        1,212,547      1,026,524
Deferred policy acquisition costs. . . . . . . . . . . . . . .        4,922,677      4,718,225
Office furniture and equipment, less accumulated depreciation
  of $169,687 and $129,027 in 2002 and 2001, respectively. . .          115,461        125,121
Federal income tax recoverable . . . . . . . . . . . . . . . .           83,872            143
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           76,480         29,220
                                                                ---------------  -------------
Total assets                                                   $    28,661,774  $  23,895,820
                                                                ===============  =============


See notes to condensed consolidated financial statements.


                                   FIRST ALLIANCE CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS (continued)



                                                                 September 30,    December 31,
                                                                     2002             2001
                                                                ---------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                              (Unaudited)
Policy and contract liabilities:
  Annuity contract liabilities . . . . . . . . . . . . . . . .  $    9,372,755   $   7,148,568
  Life policy reserves (net of reinsurance
     ceded reserves of $539,292 and $478,506
     in 2002 and 2001, respectively) . . . . . . . . . . . . .       6,025,147       4,791,633
  Unearned premium reserves. . . . . . . . . . . . . . . . . .         550,113         466,135
  Policy and contract claims . . . . . . . . . . . . . . . . .          32,813          57,301
  Policyholder premium deposits. . . . . . . . . . . . . . . .         299,797         209,679
  Deposits on pending policy applications. . . . . . . . . . .          10,938         193,313
  Unearned revenue . . . . . . . . . . . . . . . . . . . . . .          58,697          63,263
  Reinsurance premiums payable . . . . . . . . . . . . . . . .          63,091          66,901
                                                                ---------------  --------------
Total policy and contract liabilities. . . . . . . . . . . . .      16,413,351      12,996,793

Commissions, salaries, wages and benefits payable. . . . . . .         260,098         269,100
Payables to related parties. . . . . . . . . . . . . . . . . .               -         124,881
Payable for securities . . . . . . . . . . . . . . . . . . . .         500,000               -
Accrued expenses and other liabilities . . . . . . . . . . . .          94,019          98,461
Federal income taxes payable:
  Deferred . . . . . . . . . . . . . . . . . . . . . . . . . .       1,063,584         995,292
                                                                ---------------  --------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . .      18,331,052      14,484,527

Shareholders' equity:
Common stock, no par value, 8,000,000 shares
  authorized; 5,602,584 and 5,561,455 shares issued
  and outstanding at September 30, 2002 and December 31, 2001.         560,258         556,146
Additional paid in capital . . . . . . . . . . . . . . . . . .      13,529,113      13,466,445
Accumulated other comprehensive income . . . . . . . . . . . .        (699,900)       (559,183)
Retained earnings - deficit. . . . . . . . . . . . . . . . . .      (3,058,749)     (4,052,115)
                                                                ---------------  --------------
Total shareholders' equity . . . . . . . . . . . . . . . . . .      10,330,722       9,411,293
                                                                ---------------  --------------
Total liabilities and shareholders' equity . . . . . . . . . .  $   28,661,774   $  23,895,820
                                                                ===============  ==============

See notes to condensed consolidated financial statements.


                                                  FIRST ALLIANCE CORPORATION

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended                    Nine months ended

                                                             September 30,    September 30,    September 30,    September 30,
                                                                 2002             2001             2002             2001
                                                            ---------------  ---------------  ---------------  ---------------
                                                               (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
REVENUES
  Premium income . . . . . . . . . . . . . . . . . . . . .  $    1,274,124   $    1,294,566   $    4,394,356   $    4,100,406
  Premiums ceded . . . . . . . . . . . . . . . . . . . . .        (250,150)        (168,455)        (926,183)        (701,500)
                                                            ---------------  ---------------  ---------------  ---------------
    Net premiums earned. . . . . . . . . . . . . . . . . .       1,023,974        1,126,111        3,468,173        3,398,906

  Net investment income. . . . . . . . . . . . . . . . . .         242,733          195,505          661,094          543,116
  Net realized investment gain (loss). . . . . . . . . . .         951,595           (7,196)         951,595         (159,408)
  Service fee revenue. . . . . . . . . . . . . . . . . . .         277,214           79,867          454,744          215,846
  Decrease in equity of
    unconsolidated affiliate . . . . . . . . . . . . . . .          (7,181)               -          (21,612)               -
  Commission income. . . . . . . . . . . . . . . . . . . .          94,417            8,225          378,002            8,321
  Other income . . . . . . . . . . . . . . . . . . . . . .           7,189            4,073           23,562           21,806
                                                            ---------------  ---------------  ---------------  ---------------
    Total revenue. . . . . . . . . . . . . . . . . . . . .       2,589,941        1,406,585        5,915,558        4,028,587

BENEFITS AND EXPENSES
  Death claims . . . . . . . . . . . . . . . . . . . . . .          83,537         (106,195)         275,773           53,945
  Death claims ceded . . . . . . . . . . . . . . . . . . .         (15,633)         138,945         (120,171)               -
                                                            ---------------  ---------------  ---------------  ---------------
    Net death claims . . . . . . . . . . . . . . . . . . .          67,904           32,750          155,602           53,945
  Increase in policy reserves. . . . . . . . . . . . . . .         203,297          267,081        1,130,563          708,678
  Policyholder surrender values. . . . . . . . . . . . . .          88,130           35,718          147,434          146,725
  Interest credited on annuities and
    premium deposit fund . . . . . . . . . . . . . . . . .         128,664          156,018          473,403          390,901
  Commissions. . . . . . . . . . . . . . . . . . . . . . .         167,584          397,250          879,384        1,103,727
  Policy acquisition costs deferred. . . . . . . . . . . .         (18,485)        (747,191)        (877,441)      (1,785,625)
  Amortization expense:
    Deferred policy acquisition costs. . . . . . . . . . .         165,530          321,972          672,988          657,283
    Value of insurance acquired. . . . . . . . . . . . . .               -                -                -              681
  Selling, administrative and
    general expense. . . . . . . . . . . . . . . . . . . .          77,122          305,688          266,968          745,447
  Salaries, wages and employee benefits. . . . . . . . . .         362,095          429,801        1,279,801        1,171,908
  Professional fees. . . . . . . . . . . . . . . . . . . .          52,680         (101,508)         187,959                -
  Advisory board and directors fees. . . . . . . . . . . .           6,400          (51,282)          31,759                -
  Rent expense . . . . . . . . . . . . . . . . . . . . . .          26,512          (47,573)          79,721                -
  Depreciation expense . . . . . . . . . . . . . . . . . .          13,550            5,884           40,660           15,365
  Other expenses . . . . . . . . . . . . . . . . . . . . .         162,225          337,162          393,058          446,696
                                                            ---------------  ---------------  ---------------  ---------------
    Total benefits and expenses. . . . . . . . . . . . . .       1,503,208        1,341,770        4,861,859        3,655,731
                                                            ---------------  ---------------  ---------------  ---------------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . .       1,086,733           64,815        1,053,699          372,856
                                                            ---------------  ---------------  ---------------  ---------------

Federal income taxes . . . . . . . . . . . . . . . . . . .         (89,564)         135,383           60,333          402,099
                                                            ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . .  $    1,176,297   $      (70,568)  $      993,366   $      (29,243)
                                                            ===============  ===============  ===============  ===============

NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED. . . . . . . . . . . . . . . . . . . .            0.21            (0.01)            0.18            (0.01)
                                                            ===============  ===============  ===============  ===============

See notes to condensed consolidated financial statements.


                                      FIRST ALLIANCE CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine months ended

                                                                      September 30,    September 30,
                                                                          2002             2001
                                                                     ---------------  ---------------
                                                                      (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $      993,366   $      (29,243)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Increase in policy reserves . . . . . . . . . . . . . . . . . . .       1,317,492          931,613
  Decrease in claim liabilities . . . . . . . . . . . . . . . . . .         (24,488)         (63,242)
  Increase in reinsurance recoverable . . . . . . . . . . . . . . .        (186,023)        (220,785)
  Interest credited on annuities and premium deposits . . . . . . .         464,519          386,022
  Provision for depreciation. . . . . . . . . . . . . . . . . . . .          40,660           15,365
  Increase in deferred policy acquisition costs, net. . . . . . . .        (204,452)      (1,128,341)
  Amortization of value of insurance acquired . . . . . . . . . . .               -              681
  Amortization of premium and accretion of discount . . . . . . . .          17,738           16,864
  Net realized investment (gain) loss . . . . . . . . . . . . . . .        (951,595)         135,368
  Increase in policy loans. . . . . . . . . . . . . . . . . . . . .        (112,999)          (8,113)
  (Increase) decrease in receivables from related parties . . . . .          15,924          (28,638)
  Increase in accrued investment income . . . . . . . . . . . . . .         (34,270)         (46,864)
  (Increase) decrease in premiums receivable. . . . . . . . . . . .         (44,347)          35,175
  (Increase) decrease in advances to agents . . . . . . . . . . . .         (17,451)          (7,482)
  Increase in federal income tax recoverable. . . . . . . . . . . .         (83,729)               -
  (Increase) decrease in other assets . . . . . . . . . . . . . . .         (47,260)          11,651
  Increase (decrease) in deposits on pending policy applications. .        (182,375)          34,087
  Increase (decrease) in unearned revenue . . . . . . . . . . . . .          (4,566)          13,189
  Increase (decrease) in reinsurance premium payable. . . . . . . .          (5,260)           9,583
  Decrease in equity of unconsolidated affiliates . . . . . . . . .          21,612                -
  Increase (decrease) in commissions, salaries, wages and benefits.          (9,002)          64,076
  Decrease in payables to related parties . . . . . . . . . . . . .        (124,881)               -
  Increase (decrease) in accrued expenses and other liabilities . .          (4,442)          31,099
  Decrease in federal income taxes payable. . . . . . . . . . . . .               -          (11,726)
  Increase in deferred federal income tax liability . . . . . . . .         144,062          401,757
                                                                     ---------------  ---------------
Net cash provided by operating activities . . . . . . . . . . . . .         978,233          542,096

INVESTING ACTIVITIES:
  Purchase of available-for-sale fixed maturities . . . . . . . . .      (9,140,388)      (1,936,189)
  Sale of available-for-sale fixed maturities . . . . . . . . . . .       1,435,000        1,011,822
  Sale of common stock. . . . . . . . . . . . . . . . . . . . . . .               -          681,118
  Purchase of limited partnership interest. . . . . . . . . . . . .        (150,000)        (150,000)
  Purchase of limited liability company interest. . . . . . . . . .               -           (5,000)
  Sale of subsidiary net of cash disposed . . . . . . . . . . . . .               -         (232,849)
  (Increase) decrease in notes receivable . . . . . . . . . . . . .         (31,534)          12,304
  Investment in unconsolidated affiliates . . . . . . . . . . . . .          (9,805)         (25,000)
  Sale of investment in related party . . . . . . . . . . . . . . .       1,002,750                -
  Purchase of furniture and equipment, net. . . . . . . . . . . . .         (31,000)         (51,084)
                                                                     ---------------  ---------------
Net cash used in investing activities . . . . . . . . . . . . . . .      (6,924,977)        (694,878)



                                 FIRST ALLIANCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (continued)

                                                                           Nine months ended

                                                                     September 30,    September 30,
                                                                         2002             2001
                                                                     ---------------  ---------------
                                                                     (Unaudited)      (Unaudited)
FINANCING ACTIVITIES:
  Deposits on annuity contracts, net . . . . . . . . . . .           $    1,763,778   $    1,318,480
  Policyholder premium deposits, net . . . . . . . . . . .                   86,008            6,715
  Policyholder dividend deposits, net. . . . . . . . . . .                        -              223
  Proceeds from sale of company stock. . . . . . . . . . .                  143,951           93,000
  Cost of stock offering . . . . . . . . . . . . . . . . .                  (77,171)         (20,180)
  Dividends paid . . . . . . . . . . . . . . . . . . . . .                        -             (335)
                                                                     ---------------  ---------------
Net cash provided by financing activities. . . . . . . . .                1,916,566        1,397,903
                                                                     ---------------  ---------------
Increase (decrease) in cash and cash equivalents . . . . .               (4,030,178)       1,245,121

Cash and cash equivalents, beginning of period . . . . . .                5,902,785        4,044,915
                                                                     ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . .           $    1,872,607   $    5,290,036
                                                                     ===============  ===============

See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(2)     SUBSIDIARY  OPERATIONS

First Alliance Corporation's ("Company") wholly owned subsidiaries, Second Alliance Corporation ("SAC"), First Alliance Insurance Company ("FAIC"), Alliance Insurance Management,Inc. ("AIM") and KYWIDE Insurance Management, Inc. ("KIM") are included in the condensed consolidated financial information.
Benefit Capital Life Insurance Company ("BCLIC") is included from the date of acquisition of December 30, 1999 until its sale effective February 28, 2001.

On August 13, 2002 FAC capitalized a wholly owned subsidiary, SAC. On September 13, 2002 FAC transferred all the shares of its wholly owned subsidiary, FAIC, to SAC solely in exchange for all the authorized and unissued shares of SAC. FAIC became an indirect subsidiary of FAC.

(3)     COMPREHENSIVE  INCOME

The components of comprehensive income along with the related tax effects are presented for the three months and nine months ended September 30, 2002 and 2001 as follows:



                                                                 Three months ended                    Nine months ended

                                                            September 30,    September 30,    September 30,    September 30,
                                                                2002             2001             2002             2001
                                                           ---------------  ---------------  ---------------  ---------------
Unrealized gain (loss) on available-for-sale securities:
  Unrealized holding gain (loss) during the period. . . .  $      (46,294)  $      (38,168)  $     (216,487)  $      (83,627)
  Tax (expense) benefit . . . . . . . . . . . . . . . . .          16,204           13,359           75,771           37,772
                                                           ---------------  ---------------  ---------------  ---------------
Other comprehensive income (loss) net of tax effect . . .         (30,090)         (24,809)        (140,716)         (45,855)
                                                           ===============  ===============  ===============  ===============

Net income (loss) . . . . . . . . . . . . . . . . . . . .  $    1,176,297   $      (70,568)  $      993,366   $      (29,243)
  Other comprehensive income (loss) net of tax effect . .         (30,090)         (24,809)        (140,716)         (45,855)
                                                           ---------------  ---------------  ---------------  ---------------
Comprehensive income (loss) . . . . . . . . . . . . . . .  $    1,146,207   $      (95,377)  $      852,650   $      (75,098)
                                                           ===============  ===============  ===============  ===============

(4)     INVESTMENTS

On January 31, 2002 the Company, through its subsidiary, FAIC invested an additional $150,000 in Prosperitas Investment Partners, LP ("Prosperitas") as a result of a capital call by Prosperitas.

(5)     SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations, venture capital operations, and corporate operations. Segment information for the three months and nine months ended September 30, 2002 and 2001 is as follows:




                                                Three months ended                    Nine months ended

                                           September 30,    September 30,    September 30,    September 30,
                                               2002             2001             2002             2001
                                          ---------------  ---------------  ---------------  ---------------
                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues:
  Life and annuity insurance
    operations . . . . . . . . . . . . .  $     1,274,810  $    1,323,249   $    4,174,085   $    4,004,368
  Venture capital operations . . . . . .                -               -                -              884
  Corporate operations . . . . . . . . .        1,315,132          83,337        1,741,474           23,336
                                          ---------------  ---------------  ---------------  ---------------
    Total. . . . . . . . . . . . . . . .  $     2,589,942  $    1,406,586   $    5,915,558   $    4,028,588
                                          ===============  ===============  ===============  ===============

Income (loss) before income taxes:
  Life and annuity insurance
    operations . . . . . . . . . . . . .  $       165,241  $       51,212   $      102,976   $      624,506
  Venture capital operations . . . . . .                -            (604)            (327)             100
  Corporate operations . . . . . . . . .          921,492          14,207          951,050         (251,750)
                                          ---------------  ---------------  ---------------  ---------------
    Total. . . . . . . . . . . . . . . .  $     1,086,733  $       64,815   $    1,053,699   $      372,856
                                          ===============  ===============  ===============  ===============

Depreciation and amortization expense:
  Life and annuity insurance
    operations . . . . . . . . . . . . .  $             -  $            -   $            -   $          519
  Venture capital operations . . . . . .                -               -                -                -
  Corporate operations . . . . . . . . .           13,550           5,884           40,660           14,846
                                          ---------------  ---------------  ---------------  ---------------
    Total. . . . . . . . . . . . . . . .  $        13,550  $        5,884   $       40,660   $       15,365
                                          ===============  ===============  ===============  ===============


Segment asset information as of: . . . .                                       September 30,    December 31,
                                                                                   2002            2001
                                                                            ---------------  ---------------
                                                                            (Unaudited)
Assets:
  Life and annuity insurance operations.                                    $    26,216,794  $   22,435,162
  Venture capital operations . . . . . .                                                  -         309,635
  Corporate operations . . . . . . . . .                                          2,444,980       1,151,023
                                                                            ---------------  ---------------
    Total. . . . . . . . . . . . . . . .                                    $    28,661,774  $   23,895,820
                                                                            ===============  ===============

(6)     EARNINGS  PER  SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ending September 30, 2002 and 2001 was 5,661,802 and 5,525,397, respectively and for the nine months ending September 30, 2002 and 2001 was 5,580,131 and 5,413,659, respectively.

(7)     PRIVATE  PLACEMENT  OFFERING

     On April 9, 2002 the Company commenced an offering of 500,000 shares of class A common stock no par value for $3.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of
the  Securities  Act of  1933  and related   exemptions  at the  state level.
Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by employees of the Company. At September 30, 2002, the Company had sold 41,129 shares that raised total proceeds of $143,951 and incurred offering cost of $77,171. The offering was terminated on August 15, 2002.

(8)     RELATED  PARTY  TRANSACTIONS

The Company and First American Capital Corporation ("FACC") mutually agreed to terminate the existing administration agreement effective September 30, 2002. The Company received $212,000 as the agreed upon payment of the present value of future residuals due under the agreement. The Company waived its September 30, 2002 residuals and fees and agreed to provide advisory and consulting services with regard to the services previously provided under the administration agreement until March 31, 2003.

(9)     SALE  OF  FIRST  AMERICAN  CAPITAL  CORPORATION  COMMON  STOCK

     On September 30, 2002 the Company sold 525,000 shares of common stock of FACC for $1.91 per share for a total of $1,002,750. The shares were sold to FACC.

(10)    SUBSEQUENT  EVENT

On November 8, 2002 FAC entered into an agreement to exchange all the shares of FAC for shares of Citizens, Inc., ("Citizens") a Colorado corporation. FAC shareholders will receive shares of Citizens Class A common stock equal in market value to the average closing price of such stock as reported by the New York Stock Exchange for the 20 trading days preceding closing for every share of FAC owned based on a value of $3.02 per share of the common stock of FAC. The transaction is subject to approval by FAC shareholders and insurance regulatory authorities in Kentucky, Missouri and Arkansas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

For the nine months ended September 30, 2002 net income increased $1,022,609 from $(29,243) to $993,366, compared to the nine months ended September 30, 2001 results. Earnings per share increased to a gain per share of $.18 compared to a loss per share of $.01 for the nine months ended September 30, 2001. Equity per share increased 9% to $1.84. A significant portion of these results is attributable to a realized investment gain, settlement of future residuals due under an administration agreement and a federal income tax refund partially offset by amortization of deferred acquisition expense.

Consolidated  Financial  Condition
----------------------------------

Shareholders' equity totaled $10,330,722 and $9,411,293 at September 30, 2002 and December 31, 2001, respectively. The September 30, 2002 balance reflects a net increase of approximately 9.8% for the nine-month period then ended. Comprehensive income (loss) totaled $852,650 and $(75,098) for the nine months ended September 30, 2002 and 2001, respectively. A significant portion of comprehensive income activity arose from the Company's fixed maturity and equity securities portfolio. Equity securities comprised approximately 2% and 5% of the Company's total assets as of September 30, 2002 and December 31, 2001, respectively. Equity portfolio positions did not change on a cost basis and decreased $444,084 on a market value basis for the first nine months of 2002. Fixed maturity portfolio positions increased $8,188,995 on an amortized cost basis and $8,416,592 on a market value basis during the same time period. The increase of $150,000 in other invested assets during the period resulted from the Company's investment in a venture capital limited partnership. Cash and cash equivalents decreased $4,030,178 during the period.

Consolidated  Results  of  Operations
-------------------------------------

Net premiums increased approximately 7% during the first nine months of 2002 compared to the first nine months of 2001. Revenues for the nine months ended September30,2002 totaled $5,915,558 in 2002 and $4,028,587 in 2001.The increase is primarily attributable to an increase in net premiums of$69,267 that resulted primarily from an increase in preneed insurance sales, an increase in net investment income of $117,978 due to an increase in fixed maturity investments, net realized investment gains of $951,595, primarily from a $950,250 gain from the sale of common stock of a related party, an increase in service fee revenue of $238,898 primarily due to the termination and settlement of an administration agreement with a related party and an increase in commission revenue of $283,585 from brokerage insurance commissions


Cash  Flow  And  Liquidity
--------------------------

Cash flow provided by operations totaled $978,233 for the nine months ended September 30, 2002 compared to $542,096 provided by operations for the same period in the prior year. The change resulted primarily from an increase in policy premiums and commission income. Cash of $6,924,977 was used in investing activities during the first nine months of 2002. The change resulted primarily from a net increase in available-for-sale fixed maturities and the purchase of a limited partnership interest offset be the sale of an investment in a related party. The $1,916,566 of cash provided by financing activities during the first nine months of 2002 is due to annuity and premium deposits and proceeds from the sale of company stock.

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

Item 3.  Controls  and  Procedures

(a)      Evaluation  of  Disclosure  Controls  and  Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified inthe rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.


(b)      Changes  in  Internal  Controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Part  II.    OTHER  INFORMATION
---------    ------------------

Item  2. Changes  in  Securities

On April 9, 2002 the Company commenced an offering of 500,000 shares of class A common stock no par value for $3.50 per share. The securities are exempted from registration in reliance on Rule 506 of Regulation D of the Securities Act of 1933 and related exemptions at the state level. Additionally, these securities are restricted from transfer for thirty months from the date of purchase. The shares of common stock were offered directly to potential subscribers on a direct participation basis by employees of the Company. At September 30, 2002,the Company had sold 41,129 shares that raised total proceeds of $143,951 and incurred offering cost of $77,171. The offering was terminated on August 15, 2002.

Item  6. Exhibits  and  Reports  on  Form  8-K

a)       Exhibits.  The  following  exhibits  are  filed  with  this  report.

         Exhibit No.                             Description  of Exhibit
         ----------                   ------------------------------------------

         99.1                         CEO Certification pursuant to 18 USC 1350,
                                              dated November 13, 2002
         99.2                         CFO Certification pursuant to 18 USC 1350,
                                               dated November 13, 2002



b)       Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ended
         September 30,2002

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              First  Alliance  Corporation
                                              ----------------------------
                                                     (registrant)




Date  November  13,  2002                           /s/  Michael  N.  Fink
--------------------------                          ----------------------
                                                        Michael  N.  Fink,
                                                    Chief Executive Officer

Date  November  13,  2002                           /s/  Thomas  I.  Evans
--------------------------                          ----------------------
                                                        Thomas  I.  Evans,
                                                     Chief Financial Officer

                                 CERTIFICATIONS

I,  Michael  N.  Fink,  certify,  that:

1. I have reviewed this quarterly report on Form 10-QSB of First Alliance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date        November  13,  2002                        /s/  Michael  N.  Fink
  ------------------------------                       ----------------------
                                                           Michael  N.  Fink,
                                                      Chief Executive Officer

                                 CERTIFICATIONS

I,  Thomas  I.  Evans,  certify,  that:

1. I have reviewed this quarterly report on Form 10-QSB of First Alliance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud,whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  November  13,  2002                              /s/  Thomas  I.  Evans
------------------------------                         ----------------------
                                                           Thomas  I.  Evans,
                                                        Chief Financial Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of First Alliance Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Michael N. Fink, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


Date    November  13,  2002                            /s/  Michael  N.  Fink
------------------------------                         ----------------------
                                                           Michael  N.  Fink,
                                                      Chief Executive Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Alliance Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Thomas I. Evans, Vice President and Secretary of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.



Date November  13,  2002                               /s/  Thomas  I.  Evans
----------------------------                           ----------------------
                                                           Thomas  I.  Evans,
                                                        Chief Financial Officer